Form 10-K
period 1993-12-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1994-03-16
CIK 784014

                                      FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended     December 31, 1993
                                        ------------------

          Commission file number             0-15615
                                        -----------------

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
          -----------------------------------------------------------------
                  (Exact name of registrant as specified in charter)

                       Delaware                            13-2943272
          -------------------------------------      ----------------------
            (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)            Identification No.)

          11200 Rockville Pike, Rockville, Maryland           20852
          -----------------------------------------  ----------------------
          (Address of principal executive offices)          (Zip Code)

                                    (301) 468-9200
          -----------------------------------------------------------------
                 (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
              Title of each class                      which registered
          --------------------------------      ---------------------------
           Depository Units of Limited            American Stock Exchange
             Partnership Interest

             Securities registered pursuant to Section 12(g) of the Act:

                                         NONE
          -----------------------------------------------------------------
                                   (Title of class)

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.   Yes  X    No
                                     ----     ----

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               As of March 4, 1994, 9,575,790 Depositary Units of Limited Partnership Interest with an aggregate market value of $124,485,720 were outstanding and held by nonaffiliates of the Registrant on such date.

                         DOCUMENTS INCORPORATED BY REFERENCE
          -----------------------------------------------------------------

               Form 10-K Parts                     Document
               ----------------                    ---------

                 II and IV               Prospectus of Registrant dated
                                           March 7, 1986

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                           1993 ANNUAL REPORT ON FORM 10-K

                                  TABLE OF CONTENTS

                                        PART I
                                        ------
                                                                   Page
                                                                   ----
          Item 1.   Business  . . . . . . . . . . . . . . . . . .    3
          Item 2.   Properties  . . . . . . . . . . . . . . . . .    3
          Item 3.   Legal Proceedings . . . . . . . . . . . . . .    4
          Item 4.   Submission of Matters to a Vote of
                      Security Holders  . . . . . . . . . . . . .    4

                                       PART II
                                       -------
          Item 5.   Market for Registrant's Securities and
                      Related Security Holder Matters . . . . . .    4
          Item 6.   Selected Financial Data . . . . . . . . . . .    6
          Item 7.   Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations  . . . . . . . . . . . . . . . .    8
          Item 8.   Financial Statements and Supplementary
                      Data  . . . . . . . . . . . . . . . . . . .    23
          Item 9.   Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure  . .    23

                                       PART III
                                       --------
          Item 10.  Directors and Executive Officers of the
                      Registrant  . . . . . . . . . . . . . . . .    24
          Item 11.  Executive Compensation  . . . . . . . . . . .    25
          Item 12.  Security Ownership of Certain Beneficial
                      Owners and Management . . . . . . . . . . .    25
          Item 13.  Certain Relationships and Related
                      Transactions  . . . . . . . . . . . . . . .    25

                                       PART IV
                                       -------
          Item 14.  Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K . . . . . . . . . . . .    26

          Signatures  . . . . . . . . . . . . . . . . . . . . . .    28

                                        PART I

          ITEM 1.   BUSINESS

          Development and Description of Business
          ---------------------------------------
               Information concerning the business of American Insured Mortgage Investors L.P.-Series 86 (the Partnership) is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 4 and 5 of the notes to the financial statements of the Partnership contained in Part IV (filed in response to Item 8 hereof), which is incorporated herein by reference. Also see Schedule XII-Mortgage Loans on Real Estate, contained in Item 14, for the table of the Insured Mortgages (as defined below), including Assets Held for Sale Under Coinsurance Program (as defined below), invested in by the Partnership as of December 31, 1993.

          Employees
          ---------
               The business of the Partnership is managed by CRIIMI, Inc. (the General Partner), while its portfolio of mortgages is managed by AIM Acquisition Partners, L. P. (the Advisor) and CRI/AIM Management, Inc. (the Sub-advisor). CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE), formerly CRI Insured Mortgage Association, Inc., which is managed by an adviser whose general partner is C.R.I., Inc. (CRI). CRI is also an affiliate of the Sub-advisor. The Partnership has no employees.

          Competition
          -----------
               In acquiring Insured Mortgages, the Partnership competes with private investors, mortgage banking companies, mortgage brokers, state and local government agencies, lending institutions, trust funds, pension funds, and other entities, some with similar objectives to those of the Partnership and some of which are or may be affiliates of the Partnership, its General Partner, the Advisor or their respective affiliates. Some of these entities may have substantially greater capital resources and experience than the Partnership in acquiring mortgages which are fully insured or guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association (GNMA), the Federal Housing Administration (FHA) or the Federal Home Loan Mortgage Corporation.

               Pursuant to the Sub-advisory Agreements, the Advisor retained the Sub-advisor to perform the services required of the Advisor under the Advisory Agreements. The Sub-advisor performs advisory services for American Insured Mortgage Investors (AIM
          84), American Insured Mortgage Investors - Series 85, L.P. (AIM
          85) and American Insured Mortgage Investors L.P.-Series 88 (AIM
          88), as well as the Partnership (collectively, the AIM Partnerships). CRI also serves as a general partner of the advisers to CRIIMI MAE and CRI Liquidating REIT, Inc., which have investment objectives similar to those of the AIM Partnerships. CRI and its affiliates are also general partners of a number of other real estate limited partnerships. CRI and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, real estate investment trusts (REITs) or other entities in the future. With respect to mortgage acquisitions, CRI may from time to time be faced with a conflict in determining whether to place a particular mortgage with the Partnership, one of the other AIM Partnerships, or other entities which CRI and its affiliates may sponsor or manage. CRIIMI, Inc., as General Partner, may also face a similar conflict. Both CRI and CRIIMI, Inc., however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.

          ITEM 2.   PROPERTIES

               Although the Partnership does not own the underlying real estate, the Insured Mortgages in which the Partnership has invested are first liens on the respective multifamily residential developments or retirement homes.

                                        PART I

          ITEM 3.   LEGAL PROCEEDINGS

               There are no material legal proceedings to which the Partnership is a party.

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to the security holders to be voted on during the fourth quarter of 1993.


                                       PART II

          ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
                         HOLDER MATTERS

          Principal Market and Market Price for Units
          -------------------------------------------
               The United States Congress recently repealed portions of the Federal tax code which have had an adverse impact on tax-exempt investors in "publicly traded partnerships." This tax code change, effective January 1, 1994, cleared away the major impediment standing in the way of listing the Partnership's Depository Units of Limited Partnership Interest ("Units") for trading on a national stock exchange. As a result, the General Partner listed the Partnership's Units for trading on the American Stock Exchange (AMEX) on January 18, 1994 in order to provide investment liquidity as contemplated in the Partnership's original prospectus. The Units are traded under the symbol "AIJ."

               Prior to listing of the Partnership's Units for trading on the AMEX, the Units were only tradable through an informal market called the "secondary market".

          Distribution Information
          ------------------------
               Distributions per Unit, payable out of the cash flow of the Partnership during 1993 and 1992 were as follows:

               Distributions for the              Amount of Distribution
                   Quarter Ended                         Per Unit
               ---------------------              ----------------------
               March 31, 1993                            $    .23
               June 30, 1993                                  .21
               September 30, 1993                             .29(1)
               December 31, 1993                              .28(2)
                                                         --------
                                                         $   1.01
                                                         ========

               March 31, 1992                            $    .30
               June 30, 1992                                  .22
               September 30, 1992                             .30
               December 31, 1992                              .32
                                                         --------
                                                         $   1.14
                                                         ========

               (1) In September 1993, the Partnership received $591,872 (approximately $.06 per Unit) from the mortgage on Victoria Pointe Apartments-Phase II, representing mortgage interest from October 1991 through June 1992, and a partial payment for July 1992. The Partnership distributed approximately $.03 per Unit of this previously undistributed interest and reserved approximately $.03 per Unit for the continued funding of coinsurance expenses. The Partnership distributed the remaining interest of approximately $.03 per Unit to Unitholders as part of the fourth quarter distribution, as discussed below.

                                       PART II



          ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
                         HOLDER MATTERS - Continued

               (2) Includes a special distribution of approximately $.10 per Unit comprised of (i) $.03 per Unit of previously undistributed accrued interest from the mortgage on Victoria Pointe Apartments-Phase II which was reserved as part of the third quarter distribution, described above, and (ii) $.07 per Unit representing previously undistributed accrued interest received in December 1993 resulting from the disposition of the mortgage on Victoria Pointe Apartments-Phase II.


                                         Approximate Number of Unitholders
                Title of Class               as of December 31, 1993
          ---------------------------    -------------------------------

          Depository Units of Limited              15,000
            Partnership Interest

                                       PART II

    ITEM 6.   SELECTED FINANCIAL DATA
              (Dollars in thousands, except per Unit amounts)

                                                          For the Years Ended December 31,

                                       1993           1992           1991           1990           1989
                                     --------       --------       --------       --------       --------
    Income                           $ 14,430       $ 12,235       $ 13,776       $ 15,396       $ 16,339

    Loan losses                           (63)          (107)        (4,922)        (1,747)            --

    Net earnings                       12,170          9,536          6,086         10,944         13,484

    Net earnings per Limited
      Partnership Unit (1)               1.21            .95            .60           1.09           1.34

    Distributions per Limited
      Partnership Unit(1)(2)             1.01           1.14          1.262           1.35          1.405

    Total assets                      180,776        179,146        181,103        186,973        188,619

    Partners' equity                  176,007        174,007        175,950        182,612        185,276

    (1)  Calculated based upon the weighted average number of Units outstanding.  See Note 2 of the notes to the financial statements of the Partnership contained in Item 8 "Financial Statements and Supplementary Data."

    (2)  Includes distributions due the Unitholders for the Partnership's fiscal quarters ended December 31, 1993, 1992,
         1991, 1990 and 1989, which were paid subsequent to year end.  See Notes 5 and 7 of the notes to the financial statements of the Partnership contained in Item 8  "Financial Statements and Supplementary Data."

                                       PART II

               The selected statements of operations data presented above for the years ended December 31, 1993, 1992 and 1991, and the balance sheet data as of December 31, 1993 and 1992, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 1990 and 1989 and the balance sheet data as of December 31, 1991, 1990 and 1989 are derived from audited financial statements not included in this Form 10-K. This data should be read in conjunction with the financial statements and the notes thereto.

                                       PART II

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

          General
          -------
               American Insured Mortgage Investors L.P. - Series 86 (the Partnership) was formed under the Uniform Limited Partnership Act of the State of Delaware on October 31, 1985. During the period from May 2, 1986 (the initial closing date of the Partnership's public offering) through June 6, 1987 (the termination date of the offering), the Partnership, pursuant to its public offering of Units, raised a total of $191,523,300 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 units of limited partnership interest in exchange therefor.

               From inception through September 6, 1991, AIM Capital Management Corp. served as managing general partner (with a partnership interest of 4.8%), IRI Properties Capital Corp. served as corporate general partner (with a partnership interest of 0.1%) and Second Group Partners, an affiliate of the former general partners, served as the associate general partner (with a partnership interest of 0.1%). All of the foregoing general partners are sometimes collectively referred to as former general partners.

               At a special meeting of the limited partners and Unitholders of the Partnership held on September 4, 1991, a majority of these interests approved, among other items, the assignment of the general partner interests and the shares of the company which acts as the assignor limited partner in the Partnership.

               Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. purchased the interests of the former managing general partner and the former corporate general partner pursuant to the terms of the Partnership Agreement. CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE), formerly CRI Insured Mortgage Association, Inc., which is managed by an adviser whose general partner is C.R.I., Inc. (CRI). In addition, the General Partner acquired the shares of the company which acts as the assignor limited partner in the Partnership. The interest of the former associate general partner (0.1%) was purchased by the Partnership on September 6, 1991, pursuant to the terms of the Partnership Agreement.

               Also, on September 6, 1991, AIM Acquisition Partners, L.P. (the Advisor) succeeded Integrated Funding, Inc. (IFI) as the adviser of the Partnership. AIM Acquisition Corporation (AIM Acquisition) is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad Inc. and a limited partnership formed by CRI and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, as discussed below, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership. The limited partners and Unitholders of the Partnership approved the execution of a Sub-advisory Agreement with CRI/AIM Management, Inc., an affiliate of CRI, pursuant to which CRI/AIM Management, Inc. manages the Partnership's portfolio and directs the acquisition and disposition of the Partnership's mortgages.

               Until the change in the Partnership's investment policy, as discussed below, the Partnership was in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages, and together with Originated Insured Mortgages, referred to herein as Insured Mortgages). As of December 31, 1993, the Partnership had invested in either Originated Insured Mortgages which are insured or guaranteed, in whole or in part, by the FHA or Acquired

                                       PART II

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS - Continued

          Insured Mortgages which are fully insured (as more fully described below).

               The Partnership's reinvestment period expires on December 31, 1994 and the Partnership Agreement states that the Partnership will terminate on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement. The Partnership's principal investment objectives are to invest in Insured Mortgages which (i) preserve and protect the Partnership's invested capital; (ii) provide quarterly distributions of adjusted cash from operations which may be increased over time as a result of Participations (as defined below), when obtainable, on Originated Insured Mortgages; and
          (iii) provide appreciation by selecting Acquired Insured Mortgages which present the possibility of early prepayment.

               Effective September 19, 1991, the General Partner changed, at the Advisor's recommendation, the investment policies of the Partnership to invest only in Acquired Insured Mortgages which are fully insured or guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association (GNMA), FHA or the Federal Home Loan Mortgage Corporation.

               The Partnership had invested in 18 Insured Mortgages, including Mortgages Held for Disposition and Assets Held for Sale under Coinsurance Program (AHFS), with an aggregate carrying value of $167,145,316 and a face value of $165,972,392 as of December 31, 1993, as discussed below. As of December 31, 1993, the Partnership had available approximately $7.5 million for reinvestment in Acquired Insured Mortgages.

          Results of Operations
          ---------------------

          1993 versus 1992
          ----------------
               Net earnings for 1993 increased as compared to 1992 primarily due to an increase in mortgage investment income, as discussed below.

               Mortgage investment income increased during 1993 as compared to 1992 primarily as a result of the Partnership beginning, effective January 1, 1993, to recognize mortgage investment income for the mortgages classified as AHFS in the amount coinsured by the United States Department of Housing and Urban Development (HUD). Given the improved financial performance of the borrowers and the General Partner's assessment of the collateral underlying the mortgages, the General Partner determined that it was appropriate to begin recognizing interest income at least to the level of insurance provided by HUD. To the extent the borrower remits interest in excess of the HUD insured amount, this excess amount is recognized as income on the cash basis.

               Interest and other income decreased during 1993 as compared to 1992 primarily due to a reduction in funds available for short-term investment and a reduction in short-term interest rates. In 1992, the Partnership had proceeds from a December 1991 mortgage disposition approximating $3 million which were invested in short-term investments pending the acquisition of two Acquired Insured Mortgages during the first quarter of 1992.

               General and administrative expenses decreased for 1993 as compared to 1992 due primarily to reductions in payroll reimbursements and nonrecurring professional fees incurred in 1992, in connection with the mortgages with performance problems, as discussed below. Also contributing to the decrease in general and administrative expenses was a reduction in quarterly and annual reporting expense resulting from reduced mailing costs.

                                       PART II

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS - Continued

               The following is a discussion of the types of Insured Mortgages, along with the risks related to each type of investment:

               Fully Insured Originated Insured Mortgages and Acquired Insured Mortgages
               -------------------------------------------------------

                    The former managing general partner, on behalf of the
               Partnership, had invested in eight fully insured Originated Insured Mortgages with an aggregate carrying value of $69,539,851 and $69,888,943 as of December 31, 1993 and
               1992, respectively, and an aggregate face value of $66,934,689 and $67,240,257 as of December 31, 1993 and
               1992, respectively. As of December 31, 1993 and 1992, the Partnership had invested in two fully insured Acquired Insured Mortgages with an aggregate carrying value of $3,012,158 and $3,026,972, respectively, and an aggregate face value of $3,034,084 and $3,049,283, respectively. As of December 31, 1993, all of the fully insured Originated Insured Mortgages and Acquired Insured Mortgages are current with respect to the payment of principal and interest.

                    In connection with Originated Insured Mortgages, the
               Partnership has sought, in addition to base interest pay-ments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the develop-ment and of the net proceeds from the refinancing, sale or other disposition of the underlying development. All eight of the Originated Insured Mortgages made by the Partnership contain such Participations. During the years ended December 31, 1993, 1992 and 1991, the Partnership received additional interest of $113,822, $104,350 and $52,816, respectively, from the Participations. These amounts are included in mortgage investment income in the accompanying statements of operations.

                    In the case of fully insured Originated Insured
               Mortgages and Acquired Insured Mortgages, the Partnership's maximum exposure for purposes of determining loan losses would generally be approximately 1% of the unpaid principal balance of the Originated Insured Mortgage or Acquired Insured Mortgage (an assignment fee charged by FHA) at the date of a default, plus the unamortized balance of acquisi-tion fees and closing costs paid in connection with the acquisition of the Insured Mortgages and the loss of approximately 30-days accrued interest.

                                       PART II

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS - Continued

               Coinsured Mortgages
               -------------------
                    Under the HUD coinsurance program, both HUD and the
               coinsurance lender are responsible for paying a portion of the insurance benefits if a mortgagor defaults and the sale of the development collateralizing the mortgage produces insufficient net proceeds to repay the mortgage obligation. In such case, the coinsurance lender will be liable to the Partnership for the first part of such loss in an amount up to 5% of the outstanding principal balance of the mortgage as of the date foreclosure proceedings are instituted or the deed is acquired in lieu of foreclosure. For any loss greater than 5% of the outstanding principal balance, the responsibility for paying the insurance benefits will be borne on a pro-rata basis, 85% by HUD and 15% by the coinsurance lender.

                    While the Partnership is due payment of all amounts
               owed under the mortgage, the coinsurance lender is responsible for the timely payment of principal and interest to the Partnership. The coinsurance lender is prohibited from entering into any workout arrangement with the borrower without the Partnership's consent and must file a claim for coinsurance benefits with HUD, upon default, if the Partnership so directs. As an ongoing HUD-approved coinsurance lender, and under the terms of the participation documents, the coinsurance lender is required to satisfy minimum net worth requirements as set forth by HUD.
               However, it is possible that the coinsurance lender's potential liability for loss on these developments, and others, could exceed its HUD-required minimum net worth. In such case, the Partnership would bear the risk of loss if the coinsurance lenders were unable to meet their coinsurance obligations. In addition, HUD's obligation for the payment of its share of the loss could be diminished under certain conditions, such as the lender not adequately pursuing regulatory violations of the borrower or the failure to comply with other terms of the mortgage. However, the General Partner is not aware of any conditions or actions that would result in HUD diminishing its insurance coverage.

               1.   Coinsured by third parties
                    --------------------------
                    As of December 31, 1993 and 1992, the former managing general partner, on behalf of the Partnership, had invested in eight and nine coinsured mortgages respectively, five of which are coinsured by an unaffiliated third party coinsurance lender under the HUD coinsurance program. Two of the coinsured mortgages which are coinsured by an unaffiliated third party are classified as Mortgages Held for Disposition as of December 31, 1993 and are discussed below. The remaining three coinsured mortgages which are coinsured by unaffiliated third parties are current with respect to the payment of principal and interest and are classified as investment in mortgages as of December 31, 1993 and 1992. As of December 31, 1993 and 1992,
                    these three coinsured mortgages had an aggregate carrying value of $22,680,052 and $22,792,326, respectively, and an aggregate face value of $21,945,884 and $22,047,027 respectively.

                    The following is a discussion of actual and potential performance problems with respect to certain mortgage investments coinsured by an unaffiliated third party:

                    The Originated Insured Mortgage on The Villas, a 405-unit apartment complex located in Lauderhill, Florida, is coinsured by the Patrician Mortgage Company

                                       PART II

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS - Continued

                    (Patrician) and had a carrying value equal to its face value of $15,856,842 and $15,878,027 as of December 31,
                    1993 and 1992, respectively. Since August 1, 1990, the mortgagor has not made the full monthly payments of principal and interest to Patrician. Patrician began collecting rents from the project and continued to make the monthly debt service payments to the Partnership through February 1992. The Partnership and Patrician entered into a modification agreement which provided for reduced payments through July 1992, regular scheduled payments from August 1992 to December 1992, and then increased payments for a period lasting approximately 10 years.

                    The mortgagor of the mortgage on The Villas was unable to comply with the terms of the modification. As a result, Patrician filed a foreclosure action on October 14, 1993. On November 2, 1993, the mortgagor of The Villas filed for protection under Chapter 11 of the Federal Bankruptcy Code. If Patrician and the mortgagor are unable to negotiate a settlement, Patrician intends to litigate the case in bankruptcy court and to subsequently acquire and dispose of the property. As of March 4, 1994, Patrician had made payments of principal and interest due through November 1993.

                    The mortgagor of The Villas mortgage is also the mortgagor of the Originated Insured Mortgage on St. Charles Place-Phase II, a 156-unit apartment complex located in Miramar, Florida, which is also coinsured by Patrician. The St. Charles Place-Phase II mortgage had a carrying value and a face value of $3,098,630 and $3,107,542 as of December 31, 1993 and December 31, 1992, respectively. These amounts represent the Partnership's approximately 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by AIM 88, an affiliated entity.

                    During 1993, the mortgagor of St. Charles Place-Phase II paid its monthly principal and interest payments to Patrician in arrears, and did not make the monthly payment of principal and interest due to Patrician for the period of October 1993 through December 1993. However, Patrician has remitted monthly payments of principal and interest due for these months to the Partnership. As the mortgagor was unable to bring the loan current, Patrician filed a foreclosure action on October 14, 1993. On November 2, 1993, the mortgagor of the mortgage on St. Charles Place-Phase II filed for protection under Chapter 11 of the Federal Bankruptcy Code. If Patrician and the mortgagor are unable to negotiate a settlement, Patrician intends to litigate the case in bankruptcy court and to subsequently acquire and dispose of the property.

                    The General Partner is overseeing Patrician's efforts to complete the foreclosure action, including the subsequent acquisition and disposition of the above two properties. As the coinsurance lender, Patrician is liable to the Partnership for the outstanding principal balance of both mortgages plus all accrued but unpaid interest through the date of such payment. If the sale of the properties collateralizing the mortgages produces insufficient net proceeds to repay the mortgage obligations to the Partnership, Patrician will be liable to the Partnership for the coinsurance lender's share of the deficiency. Based on the General Partner's assessment of the collateral underlying the mortgages, including information related to the

                                       PART II

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS - Continued

                    financial condition of Patrician, the General Partner believes the carrying value of these assets is realizable. As a result of Patrician's coinsurance obligation these mortgages were classified as Mortgages Held for Disposition as of December 31, 1993. The Partnership intends to reinvest any net disposition proceeds from these mortgages in Acquired Insured Mortgages.

                    The General Partner intends to continue to oversee the Partnership's interest in these mortgages to ensure that Patrician meets its coinsurance obligations. The General Partner's assessment of the realizability of The Villas and St. Charles Place-Phase II mortgages is based on current information, and to the extent current conditions change or additional information becomes available, then the General Partner's assessment may change. However, the General Partner does not believe that there would be a material adverse impact on the Partnership's financial condition or its results of operations should Patrician be unable to comply with its full coinsurance obligation.

               2.   Coinsured by affiliate
                    ----------------------
               a. The former managing general partner, on behalf of the Partnership, had invested in coinsured originated mortgages where the coinsurance lender is IFI. As of December 31, 1993 and 1992, the Partnership had investments remaining in three and four coinsured originated mortgages, respectively, where the coinsurance lender is IFI. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss. As of December 31, 1993 and 1992, one and two of these mortgages, respectively, were classified as AHFS and are discussed below.

                    As of December 31, 1993, the remaining two IFI coinsured mortgages, as shown in the table below, are classified as investment in mortgages and are current with respect to the payment of principal and interest. The General Partner believes there is adequate collateral value underlying the mortgages. Therefore, no loan losses were recognized on these mortgages during the years ended December 31, 1993, 1992 and 1991.

                                       PART II

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS - Continued

                                        Carrying              Face              Carrying              Face
                                         Amount              Amount              Amount              Amount
                                      December 31,        December 31,        December 31,        December 31,
                                          1993                1993                1992                1992
                                      ------------        ------------        ------------        ------------
    Pembrook Apartments               $ 15,684,341        $ 15,060,875        $ 15,756,698        $ 15,123,548
    Spring Lake Village                  5,169,914           5,054,317           5,191,641           5,074,329

                                       PART II

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS - Continued

               b.   Assets Held for Sale Under Coinsurance Program

                    As of December 31, 1993 and 1992, the former managing general partner, on behalf of the Partnership, had invested in one and two coinsured mortgages which are accounted for as AHFS, respectively. The coinsurer on these mortgages is IFI and the Partnership bears the risk of any coinsurance loss.

                    Coinsured mortgage loans are deemed to be AHFS when a determination has been made that the borrower meets the following criteria:

                    1. The borrower has little or no equity in the collateral, considering the current fair value of the collateral; and
                    2. proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral; and
                    3.   the borrower has either:
                         a. formally or effectively abandoned control of the collateral to the creditor; or,
                         b.   retained control of the collateral, but
                              because of the current financial condition of the borrower or the economic prospects for the borrower and/or the collateral in the foreseeable future, it is doubtful that the borrower will be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future.

                    AHFS represent the estimated cash flow to be received from any claims filed with HUD, including the estimated asset disposition proceeds. The disposition proceeds are based on the estimated fair value of the collateral underlying the mortgage which represents the amount that could reasonably be expected to be received in a current sale between a willing buyer and a willing seller. The General Partner initially determined the estimated fair values of the AHFS and the General Partner periodically assesses the estimated current fair value of the properties to determine whether additional loan losses are appropriate due to, among other factors, a change in market conditions affecting the properties. The loan losses related to these AHFS reduce the carrying value of the Originated Insured Mortgages.

                    On the AHFS determination date for the applicable mortgages and through December 31, 1993, the Partnership discontinued accruing interest income in accordance with the original terms of the mortgage.
                    For the years ended December 31, 1992 and 1991, the Partnership recognized $1,170,700 and $572,572, respectively, as interest income and received $2,794,186 and $1,461,309, respectively, representing the borrowers interest payments on the mortgages which were applied to reduce the outstanding basis in the mortgage investment. Beginning on January 1, 1993, the Partnership began to recognize mortgage investment income for the mortgages classified as AHFS in the amount coinsured by HUD. Given the improved financial performance of the borrowers and the General Partner's assessment of the collateral underlying the mortgages, the General Partner determined that it was appropriate to begin recognizing interest income at least to the level of insurance provided by HUD. To the extent the borrower remits interest in excess of the HUD insured amount, this excess amount is recognized as income on the cash basis.

                                       PART II

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS - Continued

                    During 1993, the Partnership recognized $2,898,882 in interest income. Cash totalling $639,756 was received from mortgages classified as AHFS.

                                       PART II

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS - Continued

              The following table summarizes the coinsured mortgages accounted for as AHFS as of December 31, 1993 and 1992, respectively:

                             Carrying        Face       Carrying        Face
                              Amount        Amount       Amount        Amount
                                                                                            Loan Losses Recognized
                           December 31,  December 31, December 31,  December 31,
                               1993          1993         1992          1992           1993        1992         1991
                           ------------  ------------ ------------  ------------   ----------   ----------   ----------
    One East Delaware       $32,103,528   $34,987,071  $29,257,820   $34,987,071   $       --   $       --   $3,665,654
    Victoria Pointe Apts.-
      Phase II(a)                    --            --    8,852,196     9,787,127       63,488      106,870    1,255,554
                            -----------   -----------  -----------   -----------   ----------   ----------   ----------
                            $32,103,528   $34,987,071  $38,110,016   $44,774,198   $   63,488   $  106,870   $4,921,208
                            ===========   ===========  ===========   ===========   ==========   ==========   ==========

    (a)  The Partnership received settlement proceeds from the disposition of this mortgage in December 1993 and January
         1994, as discussed below.

                                       PART II

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS - Continued

               The following is a discussion of performance problems with respect to those mortgage investments accounted for as AHFS:

               1. In December 1993, the General Partner entered into a Modification Agreement with the mortgagor of the mortgage on One East Delaware wherein the mortgagor had until April 30, 1994 to pay off the mortgage at a discount. The mortgagor prepaid the loan in January 1994. Total proceeds received were approximately $33.6 million, which resulted in a financial statement gain of approximately $1.2 million which was recognized in 1994. The Partnership intends to reinvest the net disposition proceeds from this mortgage in Acquired Insured Mortgages.

               2. In December 1993, the Partnership settled, for approximately $9,050,000, the mortgage on Victoria Pointe Apartments-Phase II. As of December 31, 1993, the Partnership recognized a loan loss amounting to $63,488 which is reflected in the accompanying statement of operations for the year ended December 31, 1993. As of December 31, 1993, the Partnership had committed to reinvest the net disposition proceeds in Acquired Insured Mortgages.

          1992 versus 1991
          ----------------
               Net earnings for 1992 increased compared to 1991 primarily due to the recognition of loan losses of approximately $4.9 million in 1991 as a result of the General Partner's evaluation of certain coinsured mortgages considered AHFS. This increase was partially offset by a decrease in mortgage investment income during 1992, as discussed below.

               Mortgage investment income decreased for 1992 as compared to 1991 primarily due to the discontinuance of the accrual of mortgage interest income for the two coinsured mortgages classified as AHFS, partially offset by income from accreting the discount on these two mortgages. Also contributing to the reduction in mortgage investment income was temporarily reduced interest payments from the mortgage on The Villas resulting from a modification agreement. The decrease in mortgage investment income was partially offset by the mortgage investment income recognized on the two Acquired Insured Mortgages which the Partnership purchased in January and March 1992.

               The Asset Management Fee decreased during 1992 compared to 1991 primarily as a result of a reduction in the Asset Management Fee percentage, effective October 1, 1991. At a special meeting held on September 4, 1991, the limited partners and Unitholders consented to, among other items, a reduction in the Asset Management Fee payable by the Partnership to the Advisor from the previous level of 1.25% to .95%, effective October 1, 1991 through December 31, 1991, and a reduction in the Asset Management Fee payable from January 1, 1992 through December 31, 1996 from the previous level of 1.00% to .95%. As provided for in the Partnership Agreement, the annual Asset Management Fee will be reduced from the previous level of .95% to .75% as of January 1, 1997 and will remain at that level thereafter. The limited partners and Unitholders also consented to the elimination of the subordinated fees.

               General and administrative expenses increased during 1992 as compared to 1991 primarily as a result of an increase in payroll expense and professional fees incurred in connection with the property issues, as previously discussed, partially offset by a reduction in investor services expenses.

                                       PART II

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS - Continued

          Fair Value of Financial Instruments
          -----------------------------------
               The following estimated fair values of the Partnership's financial instruments are presented in accordance with generally accepted accounting principles which define fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. These estimated fair values, however, do not represent the liquidation value or the market value of the Partnership.

                                       PART II

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS - Continued


                                  As of December 31, 1993
                                                                     As of December 31, 1992
                                  Carrying        Fair               Carrying           Fair
                                   Amount         Value               Amount            Value
                                ------------   ------------        ------------     ------------
    Investment in Mortgages:
      Originated Insured
        Mortgages               $113,074,158   $110,234,670        $132,615,177     $125,038,506
      Acquired Insured
        Mortgages                  3,012,158
                                                  3,161,263           3,026,972        3,107,202
                                ------------   ------------        ------------     ------------
                                $116,086,316   $113,395,933        $135,642,149     $128,145,708
                                ------------   ------------        ------------     ------------
    Mortgages Held for
      Disposition               $ 18,955,472   $ 18,555,559        $         --     $         --
                                ------------   ------------        ------------     ------------

                                       PART II

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS - Continued

               The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

               Investment in mortgages and mortgages held for disposition
               ----------------------------------------------------------
                    The fair value of the fully insured mortgages is based
               on the average of the quoted market prices from three investment banking institutions which trade these investments as part of their day-to-day activities.

                    In order to determine the fair value of the coinsured
               mortgage portfolio, the Partnership valued the coinsured mortgages as though they were fully insured (in the same manner fully insured mortgages were valued). From this amount, the Partnership deducted five percent of the face value of the loan and fifteen percent of the difference between the remaining face value and the value of these loans as though they were uninsured. These deductions are based on HUD's coinsurance limitations. The uninsured values were based on the average of the quoted market prices from two investment banking institutions which trade these types of investments as part of their day-to-day activities.

          Liquidity and Capital Resources
          -------------------------------
               The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during 1993 to meet operating requirements.

               The basis for paying distributions to Unitholders is cash flow from operations, which is comprised of regular interest income and principal from Insured Mortgages and gain, if any, from mortgage dispositions. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure and acquisition costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

               If necessary, the Partnership has the right to establish reserves either from the Net Proceeds of the Offering or from Cash Flow (as defined in the Partnership Agreement). It should be noted, however, that the Partnership also has the right to reinvest the Proceeds of Mortgage Prepayments, Sales and Insurance in Acquired Insured Mortgages through December 31, 1994 and generally intends to distribute substantially all of its Cash Flow from operations. If any reserves are deemed to be necessary by the Partnership, they will be invested in short-term, interest-bearing investments.

               The Partnership anticipates that reserves generally would only be necessary in the event the Partnership elected to foreclose on an Originated Insured Mortgage insured by FHA and take over the operations of the underlying development. In such case, there may be a need for additional capital. Since foreclosure proceedings can be expensive and time-consuming, the Partnership expects that it will generally assign the fully insured Originated Insured Mortgages to HUD for insurance proceeds rather than foreclose. In the case of an Originated Insured Mortgage insured under the HUD coinsurance program, the likelihood of foreclosure (and the potential need for reserves) exists since these coinsured mortgages generally cannot be

                                       PART II

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS - Continued

          assigned to HUD and the coinsurance lender would be required to acquire title to the property and hold the property for 12 months or until an earlier sale in order to realize the benefit of HUD insurance. The determination of whether to assign the mortgage to HUD or institute foreclosure procedures or whether to set aside any reserves will be made on a case-by-case basis by the General Partner, the Advisor and the Sub-advisor. As of
          December 31, 1993 and 1992, the Partnership had not set aside any reserves.

          Cash flow - 1993 versus 1992
          ----------------------------
               Net cash provided by operating activities decreased during 1993 as compared to 1992 principally due to mortgage investment income accrued for mortgages classified as AHFS. Also contributing to the decrease was an increase in receivables and other assets in 1993 due to the balance of disposition proceeds, received in January 1994, from the disposition of the mortgage on Victoria Pointe Apartments-Phase II.

               Net cash provided by investing activities increased in 1993 as compared to 1992 principally due to disposition proceeds received in 1993 of approximately $9.0 million from the mortgage on Victoria Pointe Apartments-Phase II, partially offset by the acquisition in 1992 of two Acquired Insured Mortgages of approximately $3.0 million.

               Net cash used in financing activities decreased during 1993 compared to 1992 as a result of a decrease in 1993 distributions to Unitholders as compared to 1992 distributions. This decrease in distributions to Unitholders was due, in part, to the delinquencies and subsequent cessation of the receipt of principal and interest from the mortgage on One East Delaware and the delinquency of the monthly payments by the mortgagor of the mortgages on The Villas and St. Charles Place-Phase II.

          Cash flow - 1992 versus 1991
          ----------------------------
               Net cash provided by operating activities decreased in 1992 as compared to 1991 principally due to a decrease in mortgage investment income, partially offset by a net decrease in expenses, as previously discussed. This decrease was partially offset by payments received from the AHFS mortgages, principally One East Delaware, during 1992 and the payment of the Accrued Fees, as discussed below, in 1991.

               Net cash used in investing activities increased in 1992 as compared to 1991 principally due to the acquisition in 1992 of two Acquired Insured Mortgages.

               Net cash used in financing activities decreased during 1992 as compared to 1991 as a result of the decrease in distributions paid to investors. This decrease was primarily the result of the one to two month delay of monthly payments by the mortgagor of the mortgage on One East Delaware and the modification agreement entered into in May 1992 with the mortgagor on The Villas mortgage which provided for a temporary reduction in the monthly principal and interest payments during 1992. In addition, the distributions for 1992 decreased from 1991 as a result of the default by the mortgagor of the Victoria Pointe Apartments-Phase II mortgage in 1991.

               In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS
          115), effective for fiscal years beginning after December 15, 1993. This statement requires that investments in debt and equity securities be classified into one of the following investment categories based upon the circumstances under which such securities might be sold: Held to Maturity, Available for

                                       PART II

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS - Continued

          Sale, and Trading. Generally, certain debt securities for which an enterprise has both the ability and intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. The General Partner believes that the majority of securities held by the Partnership will fall into either the Held to Maturity or Available for Sale categories. However, the General Partner has not yet determined the ultimate impact of the implementation of this statement in the Partnership's financial statements.

               Also in May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS 114), effective for fiscal years beginning after December 15, 1994. This statement requires that applicable loans which are impaired be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's market price, or the fair value of the collateral for impaired loans that are collateral dependent. The General Partner does not believe the ultimate impact of the implementation of this statement will materially affect the Partnership's financial statements.

          ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The information required by this item is contained in Part
          IV.

          ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                         ACCOUNTING AND FINANCIAL DISCLOSURES

               None.

                                       PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a),(b),(c),(e)

               The Partnership has no officers or directors. The affairs of the Partnership are generally managed by the General Partner, which is wholly-owned by CRIIMI MAE, a company whose shares are listed on the New York Stock Exchange. CRIIMI MAE is managed by an adviser whose general partner is CRI.

               Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. purchased the interests of the former managing general partner and the former corporate general partner pursuant to the terms of the Partnership Agreement. CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE), formerly CRI Insured Mortgage Association, Inc., which is managed by an adviser whose general partner is C.R.I., Inc. (CRI). In addition, the General Partner acquired the shares of the company which acts as the assignor limited partner in the Partnership. The interest of the former associate general partner (0.1%) was purchased by the Partnership on September 6, 1991, pursuant to the terms of the Partnership Agreement.

               Also, on September 6, 1991, AIM Acquisition Partners, L.P. (the Advisor) succeeded Integrated Funding, Inc. (IFI) as the adviser of the Partnership. AIM Acquisition Corporation (AIM Acquisition) is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad Inc. and a limited partnership formed by CRI and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, as discussed below, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership. The limited partners and Unitholders of the Partnership approved the execution of a Sub-advisory Agreement with CRI/AIM Management, Inc., an affiliate of CRI, pursuant to which CRI/AIM Management, Inc. manages the Partnership's portfolio and directs the acquisition and disposition of the Partnership's mortgages.

               The General Partner is also the general partner of AIM 84, AIM 85 and AIM 88, limited partnerships with investment objectives similar to those of the Partnership.

                    (d) There is no family relationship between any of the officers and directors of the General Partner.

                    (f)  Involvement in certain legal proceedings.

                         None.

                    (g)  Promoters and control persons.

                         Not applicable.

                    (h) Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 1993.

                                       PART III


          ITEM 11.  EXECUTIVE COMPENSATION

               The information required by Item 11 is incorporated herein by reference to Note 7 of the notes to the financial statements of the Partnership contained in Part IV.

          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                         MANAGEMENT

               As of December 31, 1993, no person was known by the Partner-ship to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

               As of December 31, 1993, neither the officers and directors, as a group, of the General Partner nor any individual director of the General Partner, are known to own more than 1% of the out-standing Units of the Partnership.

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               (a)  Transactions with management and others.

                    Note 7 of the notes to the Partnership's financial statements contained in Part IV of this report which contains a discussion of the amounts, fees and other compensation paid or accrued by the Partnership to the directors and executive officers of the General Partner and their affiliates, is incorporated herein by reference.

               (b)  Certain business relationships.

                    Other than as set forth in Item 11 of this report which is incorporated herein by reference, the Partnership has no business relationship with entities of which the former general partners or the current General Partner of the Partnership are officers, directors or equity owners.

               (c)  Indebtedness of management.

                    None.

               (d)  Transactions with promoters.

                    Not applicable.

                                       PART IV

          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                         FORM 8-K

           (a)(1)     Financial Statements:

                      See Item 8. "Financial Statements and Supplementary
                        Data."

           (a)(2)     Financial Statement Schedules:

                      XII - Mortgage Loans on Real Estate

                      All other schedules have been omitted because they are inapplicable, not required, or the information is included in the Financial Statements or Notes thereto.

           (a)(3)     Exhibits:

               3. Amended and Restated Certificate of Limited Partnership is incorporated by reference to Exhibit 4(a) to Amendment No. 1 to the Partnership's Registration Statement on Form S-11 (No. 33-1735) dated March 6, 1986 (such Registration Statement, as amended, is referred to herein as the "Amended Registration Statement").

               4. Second Amended and Restated Agreement of Limited Partnership is incorporated by reference in Exhibit 3 to the Amended Registration Statement.

            4.(a) Material Amendments to the Second Amended and Restated Agreement of Limited Partnership are incorporated by reference to Exhibit 4(a) to the Annual Report on Form 10-K for the year ended December 31, 1987.

            4.(b) Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Partnership dated February 12, 1990, incorporated by reference to
                      Exhibit 4(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1989.

           10.(a)     Escrow Agreement is incorporated by reference to
                      Exhibit 10(a) to the Amended Registration Statement.

           10.(b) Origination and Acquisition Services Agreement is incorporated by reference to Exhibit 10(b) to the Amended Registration Statement.

           10.(c) Management Services Agreement is incorporated by reference to Exhibit 10(c) to the Amended
                      Registration Statement.

           10.(d) Disposition Services Agreement is incorporated by reference to Exhibit 10(d) to the Amended
                      Registration Statement.

           10.(e) Agreement among the former managing general partner, the former associate general partner and Integrated Resources, Inc. is incorporated by reference to
                      Exhibit 10(e) to the Amended Registration Statement.

           10.(f) Reinvestment Plan is incorporated by reference to the Prospectus contained in the Amended Registration Statement.

                                       PART IV



          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                         FORM 8-K - Continued

           10.(g) Mortgagor-Participant Agreement regarding the One East Delaware Originated Insured Mortgage is incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K for the year ended December 31, 1987.

           10.(h) Mortgage, Assignment of Rents and Security Agreements regarding One East Delaware Originated Insured Mortgage is incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10-K for the year ended December 31, 1987.

              28.     Pages A-1 - A-5 of the Partnership Agreement of
                      Registrant.

           28.(a) Purchase Agreement among AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 13, 1990, as amended January 9, 1991.

           28.(b)     Purchase Agreement among CRIIMI, Inc., AIM
                      Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 13, 1990 and executed as of March 1, 1991.

           28.(c) Amendment to Partnership Agreement dated September 4, 1991. Incorporated by reference to Exhibit 28.(a), above.

           28.(d) Non-negotiable promissory note to American Insured Investors - Series 85, L.P. in the amount of $1,737,722 dated December 31, 1991.

           28.(e)     Sub-Management Agreement by and between AIM
                      Acquisition and CRI/AIM Management, Inc., dated as of March 1, 1991.

           28.(f) Expenses Reimbursement Agreement by Integrated Funding Inc. and the AIM Funds, effective
                      December 31, 1992.

          (b) Reports on Form 8-K filed during the last quarter of the fiscal year: None.

                      All other items are not applicable.

                                      SIGNATURES


                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN INSURED MORTGAGE
                                          INVESTORS L.P. - SERIES 86
                                          (Registrant)

                                        By:  CRIIMI, Inc.
                                             General Partner


          March 16, 1994                /s/H. William Willoughby
          ---------------------------   -------------------------
          DATE                          H. William Willoughby
                                        President and Principal
                                          Financial Officer and
                                          Board Member


          March 16, 1994                /s/William B. Dockser
          ---------------------------   -----------------------
          DATE                          William B. Dockser
                                        Chairman of the Board and
                                          Principal Executive Officer



          March 15, 1994                /s/Garrett G. Carlson, Sr.
          ---------------------------   -------------------------
          DATE                          Garrett G. Carlson, Sr.
                                        Director


          March 10, 1994                /s/G. Richard Dunnells
          ---------------------------   -------------------------
          DATE                          G. Richard Dunnells
                                        Director


          March 10, 1994                /s/Robert F. Tardio
          ---------------------------   -------------------------
          DATE                          Robert F. Tardio
                                        Director

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                Financial Statements as of December 31, 1993 and 1992

               and for the Years Ended December 31, 1993, 1992 and 1991

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

          To the Partners of
            American Insured Mortgage Investors L.P. - Series 86:

               We have audited the accompanying balance sheets of American Insured Mortgage Investors L.P. - Series 86 (the Partnership) as of December 31, 1993 and 1992, and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1993, 1992 and 1991. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years ended December 31, 1993, 1992 and 1991, in conformity with generally accepted accounting principles.

               Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule XII-Mortgage Loans on Real Estate as of December 31, 1993 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





          Washington, D.C.                        Arthur Andersen & Co.
          March 4, 1994

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                    BALANCE SHEETS


                                        ASSETS


                                                   As of December 31,
                                                  1993           1992
                                              ------------   ------------
          Investment in mortgages:
            Originated insured mortgages      $108,995,765   $128,470,730
            Acquired insured mortgages           3,034,084      3,049,283
                                              ------------   ------------
                                               112,029,849    131,520,013

            Plus:  unamortized premium, net
              of unamortized discount            4,056,467      4,122,136
                                              ------------   ------------
                                               116,086,316    135,642,149

          Assets held for sale under
           coinsurance program                  32,103,528     38,110,016

          Mortgages held for disposition,
            at lower of cost or market          18,955,472             --

          Cash and cash equivalents              9,095,255      2,557,009

          Investment in affiliate                1,730,087      1,730,910

          Receivables and other assets           2,805,604      1,105,832
                                              ------------   ------------
               Total assets                   $180,776,262   $179,145,916
                                              ============   ============

                           LIABILITIES AND PARTNERS' EQUITY

          Distributions payable               $  2,819,518   $  3,222,311

          Note payable to affiliate              1,737,723      1,730,910

          Accounts payable and accrued
            expenses                               212,428        185,706
                                              ------------   ------------
               Total liabilities                 4,769,669      5,138,927
                                              ------------   ------------
          Partners' equity:
            Limited partners' equity           176,783,204    174,881,580
            General partner's deficit             (776,611)      (874,591)
                                              ------------   ------------
               Total partners' equity          176,006,593    174,006,989
                                              ------------   ------------
               Total liabilities and
                 partners' equity             $180,776,262   $179,145,916
                                              ============   ============



                     The accompanying notes are an integral part
                            of these financial statements.

                                    AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                                  STATEMENTS OF OPERATIONS

                                                                 For the years ended December 31,
                                                               1993             1992             1991
                                                           ------------     ------------     ------------
         Income:
           Mortgage investment income                      $ 14,387,837     $ 11,995,704     $ 13,667,168
           Interest and other income                             42,419           99,931          108,494
                                                           ------------     ------------     ------------
                                                             14,430,256       12,095,635       13,775,662
                                                           ------------     ------------     ------------
         Expenses:
           Asset management fee to related
             parties                                          1,694,280        1,688,681        2,101,026
           General and administrative                           363,463          624,639          666,884
           Interest expense to affiliate                        139,018          139,018               --
                                                           ------------     ------------     ------------
                                                              2,196,761        2,452,338        2,767,910
                                                           ------------     ------------     ------------
           Earnings before loan losses                       12,233,495        9,643,297       11,007,752

           Loan losses                                          (63,488)        (106,870)      (4,922,182)
                                                           ------------     ------------     ------------
              Net earnings                                 $ 12,170,007     $  9,536,427     $  6,085,570
                                                           ============     ============     ============

         Net earnings allocated to:
           Limited partners - 95.1%                        $ 11,573,677     $  9,069,142     $  5,787,377
           General partner(s) -  4.9%                           596,330          467,285          298,193
                                                           ------------     ------------     ------------
                                                           $ 12,170,007     $  9,536,427     $  6,085,570
                                                           ============     ============     ============
         Net earnings per Limited
           Partnership Unit                                $       1.21     $        .95     $        .60
                                                           ============     ============     ============

                                         The accompanying notes are an integral part
                                               of these financial statements.

                                    AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                                          STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                    For the years ended December 31, 1993, 1992 and 1991
                                                                                            Total
                                                      General            Limited          Partners'
                                                    Partner(s)           Partners          Equity
                                                   ------------       -------------     ------------
    Balance, December 31, 1990                     $   (445,761)      $ 183,057,383     $182,611,622

      Net earnings                                      298,193           5,787,377        6,085,570

      Distributions paid or accrued of
        $1.262 per Unit, including
        return of capital of $.66 per Unit             (631,813)        (12,115,327)     (12,747,140)
                                                   ------------       -------------     ------------
    Balance, December 31, 1991                         (779,381)        176,729,433      175,950,052

      Net earnings                                      467,285           9,069,142        9,536,427

      Distributions paid or accrued of
        $1.14 per Unit, including return
        of capital of $.19 per Unit                    (562,495)        (10,916,995)     (11,479,490)
                                                   ------------       -------------     ------------
    Balance, December 31, 1992                         (874,591)        174,881,580      174,006,989

      Net earnings                                      596,330          11,573,677       12,170,007

      Distributions paid or accrued of
        $1.01 per Unit                                 (498,350)         (9,672,053)     (10,170,403)
                                                   ------------       -------------     ------------
    Balance, December 31, 1993                     $   (776,611)      $ 176,783,204     $176,006,593
                                                   ============       =============     ============
    Limited Partnership Units outstanding -
      December 31, 1993, 1992 and 1991                                    9,576,290
                                                                          =========
                                         The accompanying notes are an integral part
                                               of these financial statements.



                                    AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                                  STATEMENTS OF CASH FLOWS



                                                                              For the years ended December 31,
                                                                             1993           1992           1991
                                                                         ------------   ------------   ------------
    Cash flows from operating activities:

      Net earnings                                                       $ 12,170,007   $  9,536,427   $  6,085,570

      Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Loan losses                                                            63,488        106,870      4,922,182
        Payments (made) received and treated as (an addition)
         a reduction of Assets Held for Sale under
         Coinsurance Program/Mortgage investment income
          accrued/accreted on AHFS                                         (3,106,783)     1,623,486        888,737

        Changes in assets and liabilities:
          Increase in note payable to affiliate                                 6,813             --             --
          Decrease in due to related parties                                       --             --     (1,082,284)
          Increase (decrease) in accounts payable and
            accrued expenses                                                   26,722        (46,037)        97,708
          (Increase) decrease in receivables and other assets              (1,699,772)         5,236        833,570
          Decrease in investment in affiliate                                     823             --             --
                                                                         ------------   ------------   ------------
            Net cash provided by operating activities                       7,461,298     11,225,982     11,745,483
                                                                         ------------   ------------   ------------
    Cash flows from investing activities:

      Proceeds from disposition of Assets Held for Sale
        under Coinsurance Program                                           9,049,783             --             --
      Proceeds from disposition of Originated Insured Mortgage                     --             --      3,463,266
      Investment in Acquired Insured Mortgages                                     --     (3,038,297)            --
      Receipt of principal from scheduled payments                            600,361        573,537        715,929
                                                                         ------------   ------------   ------------
            Net cash provided by (used in) investing activities             9,650,144     (2,464,760)     4,179,195
                                                                         ------------   ------------   ------------

                                    AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                            STATEMENTS OF CASH FLOWS (Continued)



                                                                              For the years ended December 31,
                                                                             1993           1992           1991
                                                                         ------------   ------------   ------------
    Cash flows from financing activities:
      Distributions paid to partners                                      (10,573,196)   (11,441,106)   (12,708,331)
                                                                         ------------   ------------   ------------
    Net increase (decrease) in cash and cash equivalents                    6,538,246     (2,679,884)     3,216,347

    Cash and cash equivalents, beginning of year                            2,557,009      5,236,893      2,020,546
                                                                         ------------   ------------   ------------
    Cash and cash equivalents, end of year                               $  9,095,255   $  2,557,009   $  5,236,893
                                                                         ============   ============   ============


                                         The accompanying notes are an integral part
                                               of these financial statements.

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

          1.   ORGANIZATION

               American Insured Mortgage Investors L.P. - Series 86 (the Partnership) was formed under the Uniform Limited Partnership Act of the state of Delaware on October 31, 1985.

               From inception through September 6, 1991, AIM Capital Management Corp. served as the managing general partner (with a partnership interest of 4.8%), IRI Properties Capital Corp. served as corporate general partner (with a partnership interest of 0.1%) and Second Group Partners, an affiliate of the former general partners, served as the associate general partner (with a partnership interest of 0.1%). All of the foregoing general partners are sometimes collectively referred to as former general partners.

               At a special meeting of the limited partners and Unitholders of the Partnership held on September 4, 1991, a majority of these interests approved, among other items, assignment of the general partner interests and the shares of the company which acts as the assignor limited partner in the Partnership.

               Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. purchased the interests of the former managing general partner and the former corporate general partner pursuant to the terms of the Partnership Agreement. CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE), formerly CRI Insured Mortgage Association, Inc., which is managed by an adviser whose general partner is C.R.I., Inc. (CRI). In addition, the General Partner acquired the shares of the company which acts as the assignor limited partner in the Partnership. The interest of the former associate general partner (0.1%) was purchased by the Partnership on September 6, 1991, pursuant to the terms of the Partnership Agreement.

               Also, on September 6, 1991, AIM Acquisition Partners, L.P. (the Advisor) succeeded Integrated Funding, Inc. (IFI) as the adviser of the Partnership. AIM Acquisition Corporation (AIM Acquisition) is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad Inc. and a limited partnership formed by CRI and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, as discussed below, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership. The limited partners and Unitholders of the Partnership approved the execution of a Sub-advisory Agreement with CRI/AIM Management, Inc., an affiliate of CRI, pursuant to which CRI/AIM Management, Inc. manages the Partnership's portfolio and directs the acquisition and disposition of the Partnership's mortgages.

               Until the change in the Partnership's investment policy, as discussed below, the Partnership was in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages, and together with Originated Insured Mortgages, referred to herein as Insured Mortgages). As of December 31, 1993, the Partnership had invested in either Originated Insured Mortgages which are insured or guaranteed, in whole or in part, by the Federal Housing Administration (FHA) or Acquired Insured Mortgages which are fully insured (as more fully described below).

               The Partnership's reinvestment period expires on December 31, 1994 and the Partnership Agreement states that the Partnership will terminate on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement. The Partnership's principal investment objectives are to invest in Insured Mortgages which (i) preserve and protect the Partnership's invested capital; (ii) provide quarterly distributions of adjusted cash from operations which may be increased over time as a result of Participations (as defined

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

          1.   ORGANIZATION - Continued

          below), when obtainable, on Originated Insured Mortgages; and
          (iii) provide appreciation by selecting Acquired Insured Mortgages which present the possibility of early prepayment.

               Effective September 19, 1991, the General Partner changed, at the Advisor's recommendation, the investment policies of the Partnership to invest only in Acquired Insured Mortgages which are fully insured or guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association (GNMA), FHA or the Federal Home Loan Mortgage Corporation.

               The United States Congress recently repealed portions of the Federal tax code which have had an adverse impact on tax-exempt investors in "publicly traded partnerships." This tax code change, effective January 1, 1994, cleared away the major impediment standing in the way of listing the Partnership's Units for trading on a national stock exchange. As a result, the General Partner listed the Partnership's Units for trading on the American Stock Exchange (AMEX) on January 18, 1994 in order to provide investment liquidity as contemplated in the Partnership's original prospectus. The Units are traded under the symbol "AIJ."

          2.   SIGNIFICANT ACCOUNTING POLICIES

               Method of Accounting
               --------------------
                    The financial statements are prepared on the accrual
               basis of accounting in accordance with generally accepted accounting principles.

               Investment in Mortgages
               -----------------------
                    As of December 31, 1993 and 1992, the Partnership
               accounted for its investment in mortgages at amortized cost. The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual term of the mortgage using the effective interest method. The effective interest method provides a constant yield of income over the term of the mortgage. Mortgage investment income is comprised of amortization of the discount plus the stated mortgage interest received or accrued less the amortization of the premium.

                    In May 1993, the Financial Accounting Standards Board
               issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), effective for fiscal years beginning after December 15, 1993. This statement requires that investments in debt and equity securities be classified into one of the following investment categories based upon the circumstances under which such securities might be sold:
               Held to Maturity, Available for Sale, and Trading. Generally, certain debt securities for which an enterprise has both the ability and intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. The General Partner believes that the majority of securities held by the Partnership will fall into either the Held to Maturity or Available for Sale categories. However, the General Partner has not yet determined the ultimate impact of the implementation of this statement in the Partnership's financial statements.

                    Also in May 1993, the Financial Accounting Standards
               Board issued Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS
               114), effective for fiscal years beginning after December 15, 1994. This statement requires that applicable loans which are impaired be measured based on the present value of expected future cash flows discounted at the loan's

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

          2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

               effective interest rate, or at the loan's market price, or the fair value of the collateral for impaired loans that are collateral dependent. The General Partner does not believe the ultimate impact of the implementation of this statement will materially affect the Partnership's financial statements.

               Mortgages Held for Disposition
               ------------------------------
                    At any point in time, the Partnership may be aware of
               certain mortgages which have been (i) assigned to the United States Department of Housing and Urban Development (HUD) or
               (ii) for which the servicer has received proceeds from a prepayment or (iii) in the case of mortgages coinsured by unaffiliated third parties, the borrower is displaying continuous operating difficulties and the realization of the mortgage is dependent on a third party coinsurer (see Notes 4 B.1). In these cases, the Partnership will classify these mortgages as Mortgages Held for Disposition.

                    Gains from dispositions of mortgages are recognized
               upon the receipt of cash or HUD debentures.

                    Losses on dispositions of mortgages are recognized when
               it becomes probable that a mortgage will be disposed of and that the disposition will result in a loss. In the case of Insured Mortgages fully insured by HUD, the Partnership's maximum exposure for purposes of determining the loan losses would generally be an assignment fee charged by HUD repre-senting approximately 1% of the unpaid principal balance of the Insured Mortgage at the date of default, plus the unamortized balance of acquisition fees and closing costs paid in connection with the acquisition of the Insured Mortgage and the loss of approximately 30-days accrued interest (see discussion below for losses on mortgages accounted for as AHFS, as defined below).

               Assets Held for Sale Under Coinsurance Program (AHFS)
               -----------------------------------------------------
                    As of December 31, 1993 and 1992, the former managing
               general partner, on behalf of the Partnership, had invested in one and two coinsured mortgages which are accounted for as AHFS, respectively. The coinsurer on these mortgages is IFI and the Partnership bears the risk of any coinsurance loss.

                    Coinsured mortgage loans are deemed to be AHFS when a
               determination has been made that the borrower meets the following criteria:

               1. The borrower has little or no equity in the collateral, considering the current fair value of the collateral; and
               2. proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral; and
               3.   the borrower has either:
                    a. formally or effectively abandoned control of the collateral to the creditor; or,
                    b. retained control of the collateral, but because of the current financial condition of the borrower or the economic prospects for the borrower and/or the collateral in the foreseeable future, it is doubtful that the borrower will be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future.

                    AHFS represent the estimated cash flow to be received
               from any claims filed with HUD, including the estimated asset disposition proceeds. The disposition proceeds are based on the estimated fair value of the collateral underlying the mortgage which represents the amount that

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

          2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

               could reasonably be expected to be received in a current sale between a willing buyer and a willing seller. The General Partner initially determined the estimated fair values of the AHFS and the General Partner periodically assesses the estimated current fair value of the properties to determine whether additional loan losses are appropriate due to, among other factors, a change in market conditions affecting the properties. The loan losses related to these AHFS reduce the carrying value of the Originated Insured Mortgages.

                    The Partnership accounts for the AHFS at the lower of
               cost or market since its intent is to dispose of the assets in the short term and file coinsurance claims with HUD.

               Cash and Cash Equivalents
               -------------------------
                    Cash and cash equivalents consist of time and demand
               deposits and commercial paper with original maturities of three months or less.

               Reclassification
               ----------------
                    Certain amounts in the statements of operations for the
               year ended December 31, 1992 have been reclassified to conform with the 1993 presentation.

               Income Taxes
               ------------
                    No provision has been made for Federal, state or local
               income taxes since they are the personal responsibility of the Unitholders.

               Net Earnings Per Limited Partnership Unit
               -----------------------------------------
                    Net earnings per Limited Partnership Unit are computed
               based upon the weighted average number of Units outstanding of 9,576,290 for each of the years ended December 31, 1993, 1992 and 1991.

          3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

               The following estimated fair values of the Partnership's financial instruments are presented in accordance with generally accepted accounting principles which define fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. These estimated fair values, however, do not represent the liquidation value or the market value of the Partnership.

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

          3.   FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued


                                  As of December 31, 1993
                                                                     As of December 31, 1992
                                  Carrying        Fair               Carrying           Fair
                                   Amount         Value               Amount            Value
                                ------------   ------------        ------------     ------------
    Investment in mortgages:
      Originated insured
         mortgages              $113,074,158   $110,234,670        $132,615,177     $125,038,506
      Acquired insured
         mortgages                 3,012,158
                                                  3,161,263           3,026,972        3,107,202
                                ------------   ------------        ------------     ------------
                                 116,086,316    113,395,933         135,642,149      128,145,708
                                ------------   ------------        ------------     ------------
    Mortgages held for
      disposition                 18,955,472     18,555,559                  --               --

    Cash and cash equivalents      9,095,255      9,095,255           2,557,009        2,557,009

    Accrued interest receivable    1,311,345      1,311,345           1,037,102        1,037,102


                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

          3.   FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

               The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

               Investment in mortgages and mortgages held for disposition
               ----------------------------------------------------------
                    The fair value of the fully insured mortgages is based
               on the average of the quoted market prices from three investment banking institutions which trade these investments as part of their day-to-day activities.

                    In order to determine the fair value of the coinsured
               mortgage portfolio, the Partnership valued the coinsured mortgages as though they were fully insured (in the same manner fully insured mortgages were valued). From this amount, the Partnership deducted five percent of the face value of the loan and fifteen percent of the difference between the remaining face value and the value of these loans as though they were uninsured. These deductions are based on HUD's coinsurance limitations. The uninsured values were based on the average of the quoted market prices from two investment banking institutions which trade these types of investments as part of their day-to-day activities.

               Cash and cash equivalents and accrued interest receivable
               ---------------------------------------------------------
                    The carrying amount approximates fair value because of
               the short maturity of these instruments.

          4.   INVESTMENT IN MORTGAGES

               The following is a discussion of the types of Insured Mortgages, along with the risks related to each type of investment:

               A.   Fully Insured Originated Insured Mortgages and
                    Acquired Insured Mortgages
                    ----------------------------------------------
                    The former managing general partner, on behalf of the
               Partnership, had invested in eight fully insured Originated Insured Mortgages with an aggregate carrying value of $69,539,851 and $69,888,943 as of December 31, 1993 and
               1992, respectively, and an aggregate face value of $66,934,689 and $67,240,257 as of December 31, 1993 and
               1992, respectively. As of December 31, 1993 and 1992, the Partnership had invested in two fully insured Acquired Insured Mortgages with an aggregate carrying value of $3,012,158 and $3,026,972, respectively, and an aggregate face value of $3,034,084 and $3,049,283, respectively. As of December 31, 1993, all of the fully insured Originated Insured Mortgages and Acquired Insured Mortgages are current with respect to the payment of principal and interest.

                    In connection with Originated Insured Mortgages, the
               Partnership has sought, in addition to base interest pay-ments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the develop-ment and of the net proceeds from the refinancing, sale or other disposition of the underlying development. All eight of the Originated Insured Mortgages made by the Partnership contain such Participations. During the years ended December 31, 1993, 1992 and 1991, the Partnership received additional interest of $113,822, $104,350 and $52,816, respectively, from the Participations. These amounts are included in mortgage investment income in the accompanying statements of operations.

                    In the case of fully insured Originated Insured
               Mortgages and Acquired Insured Mortgages, the Partnership's maximum exposure for purposes of determining loan losses would generally be approximately 1% of the unpaid principal balance of the Originated Insured Mortgage or Acquired Insured Mortgage (an assignment fee charged by FHA) at the

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

          4.   INVESTMENT IN MORTGAGES - Continued

               date of a default, plus the unamortized balance of acquisi-tion fees and closing costs paid in connection with the acquisition of the Insured Mortgages and the loss of approximately 30-days accrued interest.

               B.   Coinsured Mortgages
                    -------------------
                    Under the HUD coinsurance program, both HUD and the
               coinsurance lender are responsible for paying a portion of the insurance benefits if a mortgagor defaults and the sale of the development collateralizing the mortgage produces insufficient net proceeds to repay the mortgage obligation. In such case, the coinsurance lender will be liable to the Partnership for the first part of such loss in an amount up to 5% of the outstanding principal balance of the mortgage as of the date foreclosure proceedings are instituted or the deed is acquired in lieu of foreclosure. For any loss greater than 5% of the outstanding principal balance, the responsibility for paying the insurance benefits will be borne on a pro-rata basis, 85% by HUD and 15% by the coinsurance lender.

                    While the Partnership is due payment of all amounts
               owed under the mortgage, the coinsurance lender is responsible for the timely payment of principal and interest to the Partnership. The coinsurance lender is prohibited from entering into any workout arrangement with the borrower without the Partnership's consent and must file a claim for coinsurance benefits with HUD, upon default, if the Partnership so directs. As an ongoing HUD-approved coinsurance lender, and under the terms of the participation documents, the coinsurance lender is required to satisfy minimum net worth requirements as set forth by HUD.
               However, it is possible that the coinsurance lender's potential liability for loss on these developments, and others, could exceed its HUD-required minimum net worth. In such case, the Partnership would bear the risk of loss if the coinsurance lenders were unable to meet their coinsurance obligations. In addition, HUD's obligation for the payment of its share of the loss could be diminished under certain conditions, such as the lender not adequately pursuing regulatory violations of the borrower or the failure to comply with other terms of the mortgage. However, the General Partner is not aware of any conditions or actions that would result in HUD diminishing its insurance coverage.

               1.   Coinsured by third parties
                    --------------------------
                    As of December 31, 1993 and 1992, the former managing general partner, on behalf of the Partnership, had invested in eight and nine coinsured mortgages, respectively, five of which are coinsured by an unaffiliated third party coinsurance lender under the HUD coinsurance program. Two of the coinsured mortgages which are coinsured by an unaffiliated third party are classified as Mortgages Held for Disposition as of December 31, 1993 and are discussed below. The remaining three coinsured mortgages which are coinsured by unaffiliated third parties are current with respect to the payment of principal and interest and are classified as investment in mortgages as of December 31, 1993 and 1992. As of December 31, 1993 and 1992,
                    these three coinsured mortgages had an aggregate carrying value of $22,680,052 and $22,792,326, respectively, and an aggregate face value of $21,945,884 and $22,047,027, respectively.

                    The following is a discussion of actual and potential performance problems with respect to certain mortgage investments coinsured by an unaffiliated third party:

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

          4.   INVESTMENT IN MORTGAGES - Continued

                    The Originated Insured Mortgage on The Villas, a 405-unit apartment complex located in Lauderhill, Florida, is coinsured by the Patrician Mortgage Company (Patrician) and had a carrying value equal to its face value of $15,856,842 and $15,878,027 as of December 31,
                    1993 and 1992, respectively. Since August 1, 1990, the mortgagor has not made the full monthly payments of principal and interest to Patrician. Patrician began collecting rents from the project and continued to make the monthly debt service payments to the Partnership through February 1992. The Partnership and Patrician entered into a modification agreement which provided for reduced payments through July 1992, regular scheduled payments from August 1992 to December 1992, and then increased payments for a period lasting approximately 10 years.

                    The mortgagor of the mortgage on The Villas was unable to comply with the terms of the modification. As a result, Patrician filed a foreclosure action on October 14, 1993. On November 2, 1993, the mortgagor of The Villas filed for protection under Chapter 11 of the Federal Bankruptcy Code. If Patrician and the mortgagor are unable to negotiate a settlement, Patrician intends to litigate the case in bankruptcy court and to subsequently acquire and dispose of the property. As of March 4, 1994, Patrician had made payments of principal and interest due through November 1993.

                    The mortgagor of The Villas mortgage is also the mortgagor of the Originated Insured Mortgage on St. Charles Place-Phase II, a 156-unit apartment complex located in Miramar, Florida, which is also coinsured by Patrician. The St. Charles Place-Phase II mortgage had a carrying value and a face value of $3,098,630 and $3,107,542 as of December 31, 1993 and December 31, 1992, respectively. These amounts represent the Partnership's approximately 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 (AIM 88), an affiliated entity.

                    During 1993, the mortgagor of St. Charles Place-Phase II paid its monthly principal and interest payments to Patrician in arrears, and did not make the monthly payment of principal and interest due to Patrician for the period of October 1993 through December 1993. However, Patrician has remitted monthly payments of principal and interest due for these months to the Partnership. As the mortgagor was unable to bring the loan current, Patrician filed a foreclosure action on October 14, 1993. On November 2, 1993, the mortgagor of the mortgage on St. Charles Place-Phase II filed for protection under Chapter 11 of the Federal Bankruptcy Code. If Patrician and the mortgagor are unable to negotiate a settlement, Patrician intends to litigate the case in bankruptcy court and to subsequently acquire and dispose of the property.

                    The General Partner is overseeing Patrician's efforts to complete the foreclosure action, including the subsequent acquisition and disposition of the above two properties. As the coinsurance lender, Patrician is liable to the Partnership for the outstanding principal balance of both mortgages plus all accrued but unpaid interest through the date of such payment. If the sale of the properties collateralizing the mortgages produces insufficient net proceeds to repay the mortgage obligations to the Partnership, Patrician will be liable to the Partnership for the coinsurance lender's share of the deficiency. Based on the General

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

          4.   INVESTMENT IN MORTGAGES - Continued

                    Partner's assessment of the collateral underlying the mortgages, including information related to the financial condition of Patrician, the General Partner believes the carrying value of these assets is realizable. As a result of Patrician's coinsurance obligation these mortgages were classified as Mortgages Held for Disposition as of December 31, 1993. The Partnership intends to reinvest any net disposition proceeds from these mortgages in Acquired Insured Mortgages.

                    The General Partner intends to continue to oversee the Partnership's interest in these mortgages to ensure that Patrician meets its coinsurance obligations. The General Partner's assessment of the realizability of The Villas and St. Charles Place-Phase II mortgages is based on current information, and to the extent current conditions change or additional information becomes available, then the General Partner's assessment may change. However, the General Partner does not believe that there would be a material adverse impact on the Partnership's financial condition or its results of operations should Patrician be unable to comply with its full coinsurance obligation.

               2.   Coinsured by affiliate
                    ----------------------
               a. The former managing general partner, on behalf of the Partnership, had invested in coinsured originated mortgages where the coinsurance lender is IFI. As of December 31, 1993 and 1992, the Partnership had investments remaining in three and four coinsured originated mortgages, respectively, where the coinsurance lender is IFI. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss. As of December 31, 1993 and 1992, one and two of these mortgages, respectively, were classified as AHFS and are discussed below.

                    As of December 31, 1993, the remaining two IFI coinsured mortgages, as shown in the table below, are classified as investment in mortgages and are current with respect to the payment of principal and interest. The General Partner believes there is adequate collateral value underlying the mortgages. Therefore, no loan losses were recognized on these mortgages during the years ended December 31, 1993, 1992 and 1991.

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

          4.   INVESTMENT IN MORTGAGES - Continued

                                        Carrying              Face              Carrying              Face
                                         Amount              Amount              Amount              Amount
                                      December 31,        December 31,        December 31,        December 31,
                                          1993                1993                1992                1992
                                      ------------        ------------        ------------        ------------
    Pembrook Apartments               $ 15,684,341        $ 15,060,875        $ 15,756,698        $ 15,123,548
    Spring Lake Village                  5,169,914           5,054,317           5,191,641           5,074,329

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

          4.   INVESTMENT IN MORTGAGES - Continued

               b.   Assets Held for Sale Under Coinsurance Program

                    On the AHFS determination date for the applicable mortgages and through December 31, 1993, the Partnership discontinued accruing interest income in accordance with the original terms of the mortgage.
                    For the years ended December 31, 1992 and 1991, the Partnership recognized $1,170,700 and $572,572, respectively, as interest income and received $2,794,186 and $1,461,309, respectively, representing the borrowers interest payments on the mortgages which were applied to reduce the outstanding basis in the mortgage investment. Beginning on January 1, 1993, the Partnership began to recognize mortgage investment income for the mortgages classified as AHFS in the amount coinsured by HUD. Given the improved financial performance of the borrowers and the General Partner's assessment of the collateral underlying the mortgages, the General Partner determined that it was appropriate to begin recognizing interest income at least to the level of insurance provided by HUD. To the extent the borrower remits interest in excess of the HUD insured amount, this excess amount is recognized as income on the cash basis.

                    During 1993, the Partnership recognized $2,898,882 in interest income. Cash totalling $639,756 was received from mortgages classified as AHFS.

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

          4.   INVESTMENT IN MORTGAGES - Continued

              The following table summarizes the coinsured mortgages accounted for as AHFS as of December 31, 1993 and 1992, respectively:

                             Carrying        Face       Carrying        Face
                              Amount        Amount       Amount        Amount
                                                                                            Loan Losses Recognized
                           December 31,  December 31, December 31,  December 31,
                               1993          1993         1992          1992           1993        1992         1991
                           ------------  ------------ ------------  ------------   ----------   ----------   ----------
    One East Delaware       $32,103,528   $34,987,071  $29,257,820   $34,987,071   $       --   $       --   $3,665,654
    Victoria Pointe Apts.-
      Phase II(a)                    --            --    8,852,196     9,787,127       63,488      106,870    1,255,554
                            -----------   -----------  -----------   -----------   ----------   ----------   ----------
                            $32,103,528   $34,987,071  $38,110,016   $44,774,198   $   63,488   $  106,870   $4,921,208
                            ===========   ===========  ===========   ===========   ==========   ==========   ==========

    (a)  The Partnership received settlement proceeds from the disposition of this mortgage in December 1993 and January
         1994, as discussed below.

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

          4.   INVESTMENT IN MORTGAGES - Continued

               The following is a discussion of performance problems with respect to those mortgage investments accounted for as AHFS:

               1. In December 1993, the General Partner entered into a Modification Agreement with the mortgagor of the mortgage on One East Delaware wherein the mortgagor had until April 30, 1994 to pay off the mortgage at a discount. The mortgagor prepaid the loan in January 1994. Total proceeds received were approximately $33.6 million, which resulted in a financial statement gain of approximately $1.2 million which was recognized in 1994. The Partnership intends to reinvest any net disposition proceeds from this mortgage in Acquired Insured Mortgages.

               2. In December 1993, the Partnership settled, for approximately $9,050,000, the mortgage on Victoria Pointe Apartments-Phase II. As of December 31, 1993, the Partnership recognized a loan loss amounting to $63,488 which is reflected in the accompanying statement of operations for the year ended December 31, 1993. As of December 31, 1993 the Partnership had committed to reinvest the net disposition proceeds in Acquired Insured Mortgages.

          5.   DISTRIBUTIONS TO UNITHOLDERS

               The composition of distributions paid or accrued to Unitholders on a per Limited Partnership Unit basis for the years ended December 31, 1993, 1992 and 1991 are as follows:

                                              1993      1992      1991

          Quarter ended March 31,            $ .230    $ .300    $ .325
          Quarter ended June 30,               .210      .220      .325
          Quarter ended September 30,          .290(1)   .300      .285
          Quarter ended December 31,           .280(2)   .320      .327
                                             ------    ------    ------
                                             $1.010    $1.140    $1.262
                                             ======    ======    ======

               (1) In September 1993, the Partnership received $591,872 (approximately $.06 per Unit) from the mortgage on Victoria Pointe Apartments-Phase II, representing mortgage interest from October 1991 through June 1992, and a partial payment for July 1992. The Partnership distributed approximately $.03 per Unit of this previously undistributed interest and reserved approximately $.03 per Unit for the continued funding of coinsurance expenses. The Partnership distributed the remaining interest of approximately $.03 per Unit to Unitholders as part of the fourth quarter distribution, as discussed below.

               (2) This includes a special distribution of approximately $.10 per Unit comprised of (i) $.03 per Unit of previously undistributed accrued interest from the mortgage on Victoria Pointe Apartments-Phase II which was reserved as part of the third quarter distribution, described above, and (ii) $.07 per Unit representing previously undistributed accrued interest received in December 1993 resulting from the disposition of the mortgage on Victoria Pointe Apartments-Phase II.

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

          5.   DISTRIBUTIONS TO UNITHOLDERS - Continued

               The basis for paying distributions to Unitholders is cash flow from operations, which is comprised of regular interest income and principal from Insured Mortgages and gain, if any, from mortgage dispositions. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure and acquisition costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

          6.   INVESTMENT IN AFFILIATE AND NOTE PAYABLE TO AFFILIATE

               Effective December 31, 1991, American Insured Mortgage Investors-Series 85, L.P. (AIM 85) transferred a GNMA security in the amount of $4,696,548 to IFI in order to capitalize IFI with sufficient net worth under HUD regulations. The Partnership and AIM 88 each issued a demand note payable to AIM 85 and recorded an investment in IFI through an affiliate (AIM Mortgage, Inc.) at an amount proportionate to each entity's coinsured mortgages for which IFI was the mortgagee of record as of December 31, 1991. The Partnership accounts for its investment in IFI on the equity method of accounting. Interest expense on the note, based on an interest rate of 8% per annum, was $139,018 for each of the years ended December 31, 1993 and 1992.

               In 1992, IFI entered into an expense reimbursement agreement with the Partnership, AIM 85 and AIM 88 (the AIM Funds) whereby IFI reimburses the AIM Funds for general and administrative expenses incurred on behalf of IFI. The expense reimbursement is allocated to the AIM Funds based on an amount proportionate to each entity's coinsured mortgages. The expense reimbursement, along with the Partnership's equity interest in IFI's net income or loss, substantially equals the interest expense on the note payable.

          7.   TRANSACTIONS WITH RELATED PARTIES

               In addition to the related party transactions described above in Note 6, the General Partner, former general partners and certain affiliated entities, during the years ended December 31, 1993, 1992 and 1991, earned or received compensation or payments for services from the Partnership as follows:

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

          7.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                       COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                       ----------------------------------------------

                                        Capacity in Which
                                                                                For the years ended December 31,
    Name of Recipient                      Served/Item                        1993           1992           1991
    -----------------             ----------------------------             ----------     ----------     ----------
    CRIIMI, Inc.(1)               General Partner/Distribution             $  498,350     $  562,495     $  198,031

    AIM Acquisition               Advisor/Asset Management Fee              1,694,280      1,688,681        573,694
      Partners, L.P.(2)

    CRI(5)                        Affiliate of General Partner/               142,495        209,880         69,604
                                    Expense Reimbursement

    AIM Capital Management        Former general partners/                         --             --        433,782
      Corp.; IRI Properties         Distribution
      Capital Corp.; and            January 1, 1991 through
      Second Group Partners(3)      September 6, 1991

    IFI(4)                        Former advisor/                                  --             --      1,527,332
                                    Asset Management Fee
                                    January 1, 1991 through
                                    September 6, 1991


                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

          7.   TRANSACTIONS WITH RELATED PARTIES - Continued

               (1) The General Partner, pursuant to amendments to the Partnership Agreement, effective September 6, 1991, is entitled to receive 4.9% of the Partnership's income, loss, capital and distributions including, without limitation, the Partnership's Adjusted Cash from Operations and Proceeds of Mortgage Prepayments, Sales or Insurance (both as defined in the Partnership Agreement).

               The principal officers of the General Partner for the period September 7, 1991 through December 31, 1993 did not receive fees for serving as officers of the General Partner, nor are any fees expected to be paid to the officers in the future.

               (2) The Advisor, pursuant to the Purchase Agreement and amendments to the Partnership Agreement, is entitled to an Asset Management Fee equal to .95% of Total Invested Assets (as defined
          in the Partnership Agreement), effective October 1, 1991.   The
          Asset Management Fee was based on 1.25% of Total Invested Assets from September 7, 1991 through September 30, 1991.

               Of the amounts paid to the Advisor, the Sub-advisor earned a fee equal to $499,332, $497,716 and $158,545, or .28% of Total
          Invested Assets, for the years ended December 31, 1993 and 1992 and for the period September 7, 1991 through December 31, 1991, respectively.

               (3) The former general partners were entitled to receive an aggregate 5% of the Partnership's income, loss, capital and distributions through September 6, 1991 (4.8% to the former managing general partner, 0.1% to the former corporate general partner and 0.1% to the former associate general partner).

               (4) Asset management fees for managing the Partnership's mortgage portfolio for the period January 1, 1991 through September 6, 1991 were based on 1.25% of Total Invested Assets.

               (5) These amounts are paid to CRI as reimbursement for expenses incurred on behalf of the General Partner and the Partnership.

          8.   PARTNERS' EQUITY

               Depository Units representing economic rights in limited partnership interests were issued at a stated value of $20. A total of 9,576,165 depository Units of limited partnership interest were issued for an aggregate capital contribution of $191,523,300. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 Units of limited partnership interests in exchange therefor and the former general partners contributed a total of $1,000 to the Partnership.

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS


    9.   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
         (In Thousands, Except Per Unit Data)

         The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1993 and 1992:

                                                                       1993

                                                                   Quarter ended
                                              March 31        June 30       September 30      December 31
                                             ----------     ----------      ------------      -----------
    Income                                   $    3,677     $    3,625      $      3,989      $     3,139
    Loan losses                                      --             --                --              (63)
    Net earnings                                  3,109          3,092             3,410            2,559
    Net earnings per Limited
      Partnership Unit                              .31            .31               .34              .25

                                                                       1992

                                                                   Quarter ended
                                              March 31 *      June 30 *     September 30*     December 31
                                             ----------     ----------      ------------      -----------
    Income                                   $    3,163     $    2,792        $    2,930      $     3,211
    Loan losses                                      --             --                --             (107)
    Net earnings                                  2,532          2,144             2,352            2,508
    Net earnings per Limited
      Partnership Unit                              .25            .21               .23              .26

    *    Certain amounts in the statements of operations for the three months ended March 31, 1992, June 30, 1992 and
         September 30, 1992 were reclassified to conform with the 1993 presentation.  These reclassifications are reflected herein.

                                    AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                                        SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE
                                                      DECEMBER 31, 1993

                                                                                                           Annual
                                                                                                           Payment
                                                    Interest                     Net                     (Principal
                                                    Rate on        Face       Carrying                       and
       Development Name/        Maturity    Put     Mortgage    Amount of    Value(2)(3)   Cumulative     Interest)
           Location               Date    Date (1)   (4)(5)     Mortgage     (9)(10)(14)  Loan Losses      (4)(11)
    -----------------------     --------  --------  --------  ------------   ------------ -----------   -----------
    ORIGINATED INSURED
      MORTGAGES:
    ------------------
    Fully Insured Mortgages
    -----------------------
    Iroquois Club Apts.
      Naperville, IL               3/29     12/03     8.25%   $ 18,659,525   $ 19,350,811  $       --   $ 1,629,873
    Colony Square Apts.
      Rocky Mount, NC             10/28      4/02     8.25%      4,254,123      4,430,098          --       372,352
    Lakewood Villas
      Vernon Hills, IL             6/28      5/02     8.50%      5,998,867      6,229,864          --       539,123
    Argyle Place
      Hickory, NC                  4/29      7/03     8.25%      4,974,917      5,158,984          --       434,902
    Skyridge Club
      Crystal Lake, IL             7/29      7/05     8.25%      8,931,821      9,309,444          --       778,940
    Arbor Station
      Montgomery, AL              10/29      7/02     8.25%      8,829,846      9,179,063          --       771,270
    Greenbriar Place
      Glen Ellyn, IL               4/29      7/02     8.25%      5,822,185      6,053,458          --       508,353
    Ridgeview Chase Apts.
      Westminster, MD              2/30     10/04    8.375%      9,463,405      9,828,129          --       833,588
                                                               -----------    -----------
                                                                66,934,689     69,539,851
                                                               -----------    -----------

                                    AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                                        SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE
                                                      DECEMBER 31, 1993
                                                                                                           Annual
                                                                                                           Payment
                                                    Interest                      Net                    (Principal
                                                    Rate on        Face        Carrying                      and
       Development Name/        Maturity    Put     Mortgage    Amount of     Value(2)(3)  Cumulative     Interest)
           Location               Date    Date (1)   (4)(5)     Mortgage      (9)(10)(14) Loan Losses      (4)(11)
    -----------------------     --------  --------  --------  ------------   ------------ -----------   -----------
    Coinsured Mortgages
    -------------------
    Woodland Apts.
      Minnetonka, MN(6)            5/29     10/02     8.25%   $ 11,946,172   $ 12,389,101 $        --    $1,043,897
    Woodbine at Lakewood Apts.
      Boise, ID(6)                12/28     10/02     8.25%      5,075,963      5,273,352          --       443,917
    Carmen Drive Estates
      Lake Oswego, OR(6)           4/29     12/02     8.50%      4,923,749      5,017,599          --       440,780
    Pembrook Apts.
      Gurnee, IL(7)                6/30     10/05     8.25%     15,060,875     15,684,341          --     1,308,031
    Spring Lake Village
      St. Petersburg, FL(7)        7/29      5/03     8.75%      5,054,317      5,169,914          --       463,226
                                                              ------------    -----------
         Total Investment in                                    42,061,076     43,534,307
           Originated Insured Mortgages                       ------------    -----------

    ACQUIRED INSURED
      MORTGAGES:
    -----------------------
    Southampton Apts.
      Grove City, OH               4/27        --   8.50%     $  2,024,552   $  2,006,185          --   $   183,038
    Winburn Square
      Lexington, KY                1/27        --   9.00%        1,009,532      1,005,973          --        95,829
                                                              ------------   ------------
         Total Investment in
           Acquired Insured Mortgages                         $  3,034,084   $  3,012,158
                                                              ============   ============
         TOTAL INSURED MORTGAGES
                                                              $112,029,849   $116,086,316
                                                              ============   ============

                                    AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                                        SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE
                                                      DECEMBER 31, 1993
                                                                                                           Annual
                                                                                                           Payment
                                                Interest                          Net                    (Principal
                                                Rate on       Face             Carrying                      and
       Development Name/    Maturity    Put     Mortgage   Amount of          Value(2)(3)  Cumulative     Interest)
           Location           Date    Date (1)   (4)(5)    Mortgage           (9)(10)(14) Loan Losses      (4)(11)
    ----------------------- --------  --------  -------- ------------         ----------- -----------   -----------
    ASSET HELD FOR SALE
      UNDER COINSURANCE
      PROGRAM:
    -----------------------
    One East Delaware
      Chicago, IL(7)           4/30      8/04   8.125%   $34,987,071(12)      $32,103,528 $  4,550,654 $  2,987,041
                                                         ===========          ===========

    MORTGAGES HELD FOR
      DISPOSITION:
    -----------------------
    The Villas
      Lauder Hill, FL (6)      7/29      8/02    8.75%   $15,856,842(12)      $15,856,842 $    609,000 $  1,491,805(13)
    St. Charles Place-Phase II
      Miramer, FL (6)          2/30     12/03   8.625%     3,098,630(8,12)      3,098,630      106,000      279,571(8)
                                                         -----------          -----------
         TOTAL MORTGAGES HELD
           FOR DISPOSITION                               $18,955,472          $18,955,472
                                                         ===========          ===========

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                NOTES TO SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE

                                  DECEMBER 31, 1993


          (1) Under the Section 221 program of the National Housing Act of 1937, as amended, a mortgagee has the right to assign a mortgage (put) to the Federal Housing Administration (FHA) at the expiration of 20 years from the date of final endorsement, if the mortgage is not in default at such time. Any mortgagee electing to assign an FHA insured mortgage to FHA will receive in exchange HUD debentures having a total face value equal to the then outstanding principal balance of the FHA insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at the "going Federal" rate at such date. This assignment procedure is applicable to a mortgage which had a firm or conditional FHA commitment for insurance on or before November 30, 1983 and, in the case of mortgages sold in a GNMA auction, was sold in an auction prior to February of 1984. Certain of the Partnership's mortgages may have the right of assignment under this program. Certain mortgages that do not qualify under this program possess a special assignment option, in certain mortgage documents, which allows the Partnership, anytime after this date, the option to require payment of the unpaid principal balance of the mortgages. At such time, the borrowers must make payment to the Partnership or the Partnership may cancel the FHA insurance and institute foreclosure proceedings.

          (2)  Inclusive of closing costs and acquisition fees.

          (3) Prepayment of these mortgages would be based upon the unpaid principal balance at the time of prepayment.

          (4) This represents the base interest rate during the permanent phase of this mortgage loan. Additional interest (referred to as Participations) measured as a percentage of the net cash flow from the development and of the net proceeds from sale, refinancing or other disposition of the underlying development (as defined in the Participation Agreements), will also be due. During the years ended 1993, 1992 and 1991, the Partnership received additional interest of $113,822, $104,350 and $52,816, respectively, as a result of the Participations.

          (5) In addition, the servicer or the sub-servicer of the mortgage, primarily unaffiliated third parties, is entitled to receive compensation for certain services rendered. Effective January 1993, CRICO Mortgage Company, Inc., an affiliate of CRI, became the sub-servicer of 3 of the 8 coinsured mortgages.

          (6) These mortgages are insured under the HUD coinsurance program, as previously discussed. The HUD-approved coinsurance lenders for these mortgages are Patrician Mortgage Company (The Villas and St. Charles Place-Phase II) and M-West Mortgage Corporation (Woodland Apartments, Woodbine at Lakewood Apartments and Carmen Drive Estates).

          (7) These mortgages are insured under the HUD coinsurance program. IFI is the HUD-approved coinsurance lender, and the Partnership bears the risk of any principal loss, as previously discussed.

          (8) These amounts represent the Partnership's 45% interest in these mortgages. The remaining 55% interest was acquired by AIM 88.

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                NOTES TO SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE

                                  DECEMBER 31, 1993



          (9) A reconciliation of the carrying value of the Insured Mortgages, including Mortgages Held for Disposition and Assets Held for Sale Under Coinsurance Program, for the years ended December 31, 1993 and 1992 is as follows:

                                          1993                1992
                                      ------------        ------------
          Beginning balance           $173,752,165        $173,017,756

          Investment in Acquired
           Insured Mortgages                    --           3,032,831

          Principal receipts on
           mortgages                      (600,361)           (573,537)

          Mortgage acquisition costs            --               5,471

          Payments made (received) for
            AHFS/mortgage investment
            income accrued/accreted
            on AHFS                      3,106,783          (1,623,486)

          Loan losses                      (63,488)           (106,870)

          Disposition of AHFS           (9,049,783)                 --
                                      ------------        ------------
          Ending balance              $167,145,316        $173,752,165
                                      ============        ============

          (10) The Partnership's mortgages are non-recourse first liens on multifamily residential developments or retirement homes.

          (11) Principal and interest are payable at level amounts over the life of the mortgages.

          (12) Represents principal amount subject to delinquent principal or interest. See Note 4 to financial statements.

          (13) Annual payment reflects required principal and interest payments for 1993 as per the modification agreement.

          (14) As of December 31, 1993 and 1992, the tax basis of the Insured Mortgages, including Mortgages Held for Disposition and Assets Held for Sale Under Coinsurance Program, was approximately $168.0 million and $176.1 million, respectively.