Form 10-Q
period 1994-03-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1994-05-12
CIK 784014

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended           March 31, 1994
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
                 (Registrant's telephone number, including area code)


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
          90 days.  Yes X   No
                    ---    ---

               As of May 9, 1994, 9,576,290 depository units of limited partnership interest were outstanding.

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                  INDEX TO FORM 10-Q

                         FOR THE QUARTER ENDED MARCH 31, 1994

                                                                   Page
                                                                   ----
          PART I.   Financial Information (Unaudited)

          Item 1.   Financial Statements

                    Balance Sheets - March 31, 1994 and
                      December 31, 1993 . . . . . . . . . . . . .     3

                    Statements of Operations - for the three
                      months ended March 31, 1994 and 1993  . . .     4

                    Statement of Changes in Partners' Equity -
                      for the three months ended March 31,
                      1994  . . . . . . . . . . . . . . . . . . .     5

                    Statements of Cash Flows - for the three
                      months ended March 31, 1994 and 1993  . . .     6

                    Notes to Financial Statements . . . . . . . .     8

          Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations  . . . . . . . . . . . . . . . .    20

          PART II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . .    29

          Signature   . . . . . . . . . . . . . . . . . . . . . .    30

                3

          PART I.   FINANCIAL INFORMATION
          ITEM 1.   FINANCIAL STATEMENTS

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                    BALANCE SHEETS

                                        ASSETS
                                               March  31,    December 31,
                                                  1994           1993
                                             -------------   ------------
                                               (Unaudited)
          Investment in mortgages, at
            fair value
            Originated insured mortgages    $  122,405,567  $          --
            Acquired insured mortgages          26,129,083             --
                                             -------------   ------------
               Total                           148,534,650             --
                                             -------------   ------------
          Investment in mortgages, at
            amortized cost, net of
            unamortized premium and
            discount:
            Originated insured mortgages                --    113,074,158
            Acquired insured mortgages                  --      3,012,158
                                             -------------   ------------
               Total                                    --
                                                              116,086,316
                                             -------------   ------------
          Mortgages held for disposition,
            at lower of cost or market                  --     18,955,472

          Asset held for sale under
            coinsurance program                         --     32,103,528

          Cash and cash equivalents             19,337,373      9,095,255

          Investment in affiliate                1,730,087      1,730,087

          Receivables and other assets
                                                 1,465,046      2,805,604
                                             -------------   ------------
               Total assets                   $171,067,156   $180,776,262
                                             =============   ============

                           LIABILITIES AND PARTNERS' EQUITY

          Distributions payable               $  4,128,579   $  2,819,518

          Note payable and due to
            affiliate                            1,772,478      1,737,723

          Accounts payable and accrued
            expenses                               137,061        212,428
                                             -------------   ------------
               Total liabilities                 6,038,118      4,769,669
                                             -------------   ------------

          Partners' equity:
            Limited partners' equity           176,390,062    176,783,204
            General partner's deficit             (796,867)      (776,611)
            Net unrealized losses on
              investment in mortgages          (10,564,157)            --
                                             -------------   ------------
               Total partners' equity          165,029,038    176,006,593
                                             -------------   ------------
               Total liabilities and
                 partners' equity             $171,067,156   $180,776,262
                                             =============   ============

                     The accompanying notes are an integral part
                            of these financial statements.

                4
          PART I.   FINANCIAL INFORMATION
          ITEM 1.   FINANCIAL STATEMENTS

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                              For the three months ended

                                                       March 31,

                                             ----------------------------
                                                  1994           1993
                                             -------------   ------------
          Income:
            Mortgage investment income       $   3,111,373   $  3,672,534
            Interest and other income              182,971          4,952
                                             -------------   ------------
                                                 3,294,344      3,677,486
                                             -------------   ------------
          Expenses:
            Asset management fee to related
              parties                              363,183        423,570
            General and administrative             195,897        110,249
            Interest expense to affiliate           34,755         34,318
                                             -------------   ------------
                                                   593,835        568,137
                                             -------------   ------------
          Earnings before loan loss and
             gain on mortgage disposition        2,700,509      3,109,349

          Loan loss                               (115,301)            --

          Gain on mortgage disposition           1,129,973             --
                                             -------------   ------------
               Net earnings                  $   3,715,181   $  3,109,349
                                             =============   ============
          Net earnings allocated to:
            Limited partners - 95.1%         $   3,533,137   $  2,956,991
            General partner - 4.9%                 182,044        152,358
                                             -------------   ------------
                                             $   3,715,181   $  3,109,349
                                             =============   ============
          Net earnings per Unit of
            limited partnership interest     $         .37   $        .31
                                             =============   ============


                     The accompanying notes are an integral part
                            of these financial statements.

          5

    PART I.   FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS

                                    AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                          STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                          For the three months ended March 31, 1994

                                                         (Unaudited)

                                                                               Net
                                                                           Unrealized
                                                                           Losses on         Total
                                                 General      Limited      Investment      Partners'
                                                 Partner     Partners     in Mortgages      Equity
                                              ------------ ------------   ------------   ------------

    Balance, December 31, 1993                $   (776,611)$176,783,204   $         --   $176,006,593

    Net earnings                                   182,044    3,533,137             --      3,715,181

    Distributions paid or accrued,
      including return of capital, of
      $.41  per Unit                              (202,300)  (3,926,279)            --     (4,128,579)

    Net unrealized losses on investment
      in mortgages                                      --           --    (10,564,157)   (10,564,157)
                                              ------------ ------------  -------------   ------------

    Balance, March 31, 1994                   $   (796,867)$176,390,062   $(10,564,157)  $165,029,038
                                              ============ ============  =============   ============

    Limited Partnership Units outstanding -
      March 31, 1994                                          9,576,290
                                                              =========


                                         The accompanying notes are an integral part
                                               of these financial statements.

          6
    PART I.   FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS
                                    AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                                                  STATEMENTS OF CASH FLOWS
                                                         (Unaudited)

                                                                                 For the three months

                                                                                   ended March 31,
                                                                                  1994           1993
                                                                              ------------   ------------
    Cash flows from operating activities:
      Net earnings                                                            $  3,715,181   $  3,109,349
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
        Loan loss                                                                  115,301             --
        Gain on mortgage disposition                                            (1,129,973)            --
        Payments made and treated as an addition to
          Assets Held for Sale Under Coinsurance Program                                --        (74,285)
        Assets and liabilities:
          Decrease (increase) in receivables and other assets                    1,340,558       (833,194)
          Increase in note payable and due to affiliate                             34,755             --
          Decrease in accounts payable and accrued expenses                        (75,367)       (31,948)
                                                                              ------------   ------------
            Net cash provided by operating activities                            4,000,455      2,169,922
                                                                              ------------   ------------

          7
    PART I.   FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS
                                    AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                                            STATEMENTS OF CASH FLOWS (Continued)
                                                         (Unaudited)

                                                                                 For the three months

                                                                                   ended March 31,
                                                                                  1994           1993
                                                                              ------------   ------------
    Cash flows from investing activities:
      Proceeds from disposition of Asset Held for Sale
        Under Coinsurance Program                                               33,233,501             --
      Investment in Acquired Insured Mortgages                                 (24,374,326)            --
      Receipt of mortgage principal from scheduled payments                        202,006        164,221
                                                                              ------------   ------------
            Net cash provided by investing activities                            9,061,181        164,221
                                                                              ------------   ------------
    Cash flows from financing activities:
      Distributions paid to partners                                            (2,819,518)    (3,222,311)
                                                                              ------------   ------------
    Net increase (decrease) in cash and cash equivalents                        10,242,118       (888,168)

    Cash and cash equivalents, beginning of period                               9,095,255      2,557,009
                                                                              ------------   ------------
    Cash and cash equivalents, end of period                                  $ 19,337,373   $  1,668,841
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

                                     (Unaudited)


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

               Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. purchased the interests of the former managing general partner and the former corporate general partner pursuant to the terms of the Partnership Agreement. The Partnership purchased the interest of the former associate general partner. CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE), formerly CRI Insured Mortgage Association, Inc., which is managed by an adviser whose general partner is C.R.I., Inc. (CRI).

               AIM Acquisition Partners, L.P. (the Advisor) serves as the adviser of the Partnership. The general partner of the Advisor is AIM Acquisition Corporation (AIM Acquisition). A sub-advisory agreement exists whereby CRI/AIM Management, Inc. (the Sub-Advisor), an affiliate of CRI, manages the Partnership's mortgage portfolio.

               The Partnership's reinvestment period expires on December 31, 1994 and the Partnership Agreement states that the Partnership will terminate on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement.

               The United States Congress recently repealed portions of the Federal tax code which have had an adverse impact on tax-exempt investors in "publicly traded partnerships." This tax code change, effective January 1, 1994, cleared away the major impediment standing in the way of listing the Partnership's Units
          for trading on a national stock exchange.    As a result, the
          General Partner listed the Partnership's Units for trading on the American Stock Exchange on January 18, 1994 in order to provide investment liquidity as contemplated in the Partnership's original prospectus. The Units are traded under the symbol "AIJ."

          2.   BASIS OF PRESENTATION

               In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 1994 and December 31, 1993 and the results of its operations and its cash flows for the three months ended March 31, 1994 and 1993.

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

          2.   BASIS OF PRESENTATION - Continued

               These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1993.

          3.   SIGNIFICANT ACCOUNTING POLICIES

               Investment in Mortgages
               -----------------------
                    In May 1993, the Financial Accounting Standards Board
               issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that investments in debt and equity securities be classified into one of the following investment categories based upon the circumstances under which such securities might be sold:
               Held to Maturity, Available for Sale, and Trading. Generally, certain debt securities that an enterprise has both the ability and intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. This statement is effective for fiscal years beginning after December 15, 1993. As such, the Partnership has implemented this statement as of January 1, 1994.

                    As of March 31, 1994, the weighted average remaining
               term of the Partnership's Insured Mortgages was approximately 35 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 27 years, on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its Insured Mortgages, the Partnership does not have the ability, at this time, to hold its Insured Mortgages to maturity. Consequently, the General Partner believes that the Partnership's Insured Mortgages should be included in the Available for Sale category. Although the Partnership's Insured Mortgages are classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell such Insured Mortgages, other than those which may be sold as a result of a default.

                    In connection with this classification, as of March 31,
               1994, all of the Partnership's Insured Mortgages are recorded at fair value, with the net unrealized gains or losses on the Partnership's Investment in Mortgages reported as a separate component of partners' equity. Subsequent increases or decreases in the fair value of Insured Mortgages classified as Available for Sale shall be included as a separate component of partners' equity. Realized gains and losses for Insured Mortgages classified as Available for Sale will continue to be reported in earnings. The amortized cost of the Insured Mortgages in this category is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income. Prior to January 1, 1994, the Partnership accounted for its Investment in Mortgages at amortized cost.

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

          3.   SIGNIFICANT ACCOUNTING POLICIES - Continued

               Reclassification
               ----------------
                    Certain amounts in the financial statements as of
               December 31, 1993 have been reclassified to conform with the 1994 presentation.

               Statements of Cash Flows
               ------------------------
                    No cash payments were made for interest expense during
               the three months ended March 31, 1994 and 1993.

          4.   INVESTMENT IN MORTGAGES

               In connection with the Partnership's implementation of SFAS 115 as of January 1, 1994 (see Note 3), the Partnership's Investment in Mortgages is recorded at fair value, as estimated below, as of March 31, 1994. The difference between the amortized cost and the fair value of the Insured Mortgages represents the net unrealized losses on the Partnership's Insured Mortgages and is reported as a separate component of partners' equity as of March 31, 1994.

               The fair value of the fully insured mortgage investments is based on quoted market prices.

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


                                                As of March 31, 1994
                                                Amortized       Fair
                                                  Cost          Value
                                              ------------  ------------
          Investment in Mortgages:
            Originated insured mortgages      $131,743,846  $122,405,567
            Acquired insured mortgages          27,354,961    26,129,083
                                              ------------  ------------
                                              $159,098,807  $148,534,650
                                              ============  ============

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

          4.   INVESTMENT IN MORTGAGES - Continued

              The following is a discussion of the Partnership's
          Investment in Mortgages as of March 31, 1994 and December 31,
          1993:

              A.   Fully Insured Originated Insured Mortgages and Acquired
                     Insured Mortgages
                   -------------------------------------------------------
                   The former managing general partner, on behalf of the
              Partnership, had invested in eight fully insured Originated Insured Mortgages with an aggregate amortized cost of $69,448,190 and $69,539,851 as of March 31, 1994 and
              December 31, 1993, respectively, and an aggregate face value of $66,854,271 and $66,934,689, respectively. As of
              March 31, 1994, these mortgages had an aggregate fair value of $66,358,752.

                   As of March 31, 1994, the Partnership had invested in
              eight fully insured Acquired Insured Mortgages with an aggregate amortized cost of $27,354,961, face value of $27,230,685 and fair value of $26,129,083. As of December 31, 1993, the Partnership had invested in two fully insured Acquired Insured Mortgages with an aggregate amortized cost of $3,012,158 and face value of $3,034,084. During the three months ended March 31, 1994, the Partnership invested $24,374,326 in fully insured Acquired Insured Mortgages. In addition, as of March 31, 1994, the Partnership had approximately $13.8 million committed for reinvestment in fully insured Acquired Insured Mortgages. There were no additional amounts available for reinvestment in fully insured Acquired Insured Mortgages as of March 31, 1994.

                   During the three months ended March 31, 1994 and 1993,
              the Partnership received $0 and $83,050, respectively, as a result of additional cash flow from three of the Originated Insured Mortgages in which the Partnership owns
              Participations. This amount is included in mortgage investment income in the accompanying statements of operations.

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

    4.  INVESTMENT IN MORTGAGES - Continued

             During the three months ended March 31, 1994, the Partnership purchased and committed to purchase the following fully insured Acquired Insured Mortgages:

                                                                                                        Net
                                                                                    Future           Effective
                                             Date of            Purchase       Commitments as of     Interest
             Complex Name                  Acquisition            Price         March 31, 1994         Rate
    ------------------------------         -----------         -----------     -----------------     ---------
    Acquired Insured Mortgages
    --------------------------
    Pleasantview Nursing Home              January 1994        $ 3,324,320           $        --        7.847%
    Oakwood Garden Apts.                   February 1994        10,130,271                    --        7.600%
    Cypress Cove                           February 1994         7,151,362                    --        7.209%
    Brighton Manor                         March 1994            1,034,042                    --        7.565%
    Maple Manor                            March 1994            1,264,331                    --        7.343%
    Regency Park Apts.                     March 1994            1,470,000                    --        7.201%
    Hickory Tree Apts.                     April 1994                   --             3,519,405        7.442%
    Oak Grove Apts.                        April 1994                   --             7,111,913        7.389%
    Future Commitments                     May 1994                     --             3,182,652        7.125%
                                                               -----------           -----------

         Total 1994 investment in fully
           insured Acquired Insured
           Mortgages and future commitments                    $24,374,326           $13,813,970
                                                               ===========           ===========

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

          4.   INVESTMENT IN MORTGAGES - Continued

               B.   Coinsured Mortgages
                    -------------------
                    As discussed in the Partnership's Annual Report on Form
               10-K for the year ended December 31, 1993, under the HUD coinsurance program, both HUD and the coinsurance lender are responsible for paying a portion of the insurance benefits if a mortgagor defaults and the sale of the development collateralizing the mortgage produces insufficient net proceeds to repay the mortgage obligation. In such case, the coinsurance lender will be liable to the Partnership for the first part of such loss in an amount up to 5% of the outstanding principal balance of the mortgage as of the date foreclosure proceedings are instituted or the deed is acquired in lieu of foreclosure. For any loss greater than 5% of the outstanding principal balance, the responsibility for paying the insurance benefits will be borne on a pro-rata basis, 85% by HUD and 15% by the coinsurance lender.

               1.   Coinsured by third parties
                    --------------------------
                    As of March 31, 1994 and December 31, 1993, the former managing general partner, on behalf of the Partnership, had invested in seven and eight coinsured mortgages, respectively, five of which are coinsured by unaffiliated third party coinsurance lenders under the HUD coinsurance program. Two of the coinsured mortgages which are coinsured by an unaffiliated third party are discussed below. The remaining three coinsured mortgages which are coinsured by unaffiliated third parties are current with respect to the payment of principal and interest. These three coinsured mortgages had an aggregate amortized cost of $22,650,258 and $22,680,052, respectively, and an aggregate face value of $21,919,263 and $21,945,884, respectively, as of March 31, 1994 and December 31, 1993. As of March 31, 1994, such three coinsured mortgages had an aggregate fair value of $20,527,988.

                    The following is a discussion of actual and potential performance problems with respect to certain mortgage investments coinsured by an unaffiliated third party:

                    The Originated Insured Mortgage on The Villas, a 405-unit apartment complex located in Lauderhill, Florida, is coinsured by the Patrician Mortgage Company (Patrician) and had a carrying value equal to its face value of $15,835,388 and $15,856,842 as of March 31,
                    1994 and December 31, 1993, respectively. As of March 31, 1994, this mortgage was classified as Investment in Mortgages (Available for Sale) and had a fair value of $15,144,010. Since August 1, 1990, the mortgagor has not made the full monthly payments of principal and interest to Patrician. Patrician began collecting rents from the project and continued to make the monthly debt service payments to the Partnership through February 1992. The Partnership and Patrician entered into a modification agreement which provided for reduced payments through July 1992, regular scheduled payments from August 1992 to December 1992, and then increased payments for a period lasting approximately 10 years.

                    The mortgagor of the mortgage on The Villas was unable to comply with the terms of the modification. As a result, Patrician filed a foreclosure action on October 14, 1993. On November 2, 1993, the mortgagor of The Villas filed for protection under Chapter 11 of the

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

          4.   INVESTMENT IN MORTGAGES - Continued

                    Federal Bankruptcy Code. If Patrician and the mortgagor are unable to negotiate a settlement, Patrician intends to litigate the case in bankruptcy court and to subsequently acquire and dispose of the property. As of May 12, 1994, Patrician had made payments of principal and interest to the Partnership due through January 1994.

                    The mortgagor of The Villas mortgage is also the mortgagor of the Originated Insured Mortgage on St. Charles Place-Phase II, a 156-unit apartment complex located in Miramar, Florida, which is also coinsured by Patrician. The St. Charles Place-Phase II mortgage had a carrying value equal to its face value of $3,096,571 and $3,098,630 as of March 31, 1994 and December 31, 1993, respectively. As of March 31, 1994, this mortgage was classified as Investment in Mortgages (Available for Sale) and had a fair value of $2,704,899. These amounts represent the Partnership's approximately 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 (AIM 88), an affiliated entity.

                    During 1993, the mortgagor of St. Charles Place-Phase II paid its monthly principal and interest payments to Patrician in arrears, and did not make the monthly payment of principal and interest due to Patrician since October 1993. However, Patrician has remitted monthly payments of principal and interest due for October 1993 through January 1994 to the Partnership. As the mortgagor was unable to bring the loan current, Patrician filed a foreclosure action on October 14, 1993. On November 2, 1993, the mortgagor of the mortgage on St. Charles Place-Phase II filed for protection under Chapter 11 of the Federal Bankruptcy Code. If Patrician and the mortgagor are unable to negotiate a settlement, Patrician intends to litigate the case in bankruptcy court and to subsequently acquire and dispose of the property.

                    The General Partner is overseeing Patrician's efforts to complete the foreclosure actions, including the subsequent acquisition and disposition of the above two properties. As the coinsurance lender, Patrician is liable to the Partnership for the outstanding principal balance of both mortgages plus all accrued but unpaid interest through the date of such payment. If the sale of the properties collateralizing the mortgages produces insufficient net proceeds to repay the mortgage obligations to the Partnership, Patrician will be liable to the Partnership for its share of the deficiency. Based on the General Partner's assessment of the collateral underlying the mortgages, including information related to the financial condition of Patrician, the General Partner believes the carrying value of these assets is realizable. As a result of Patrician's coinsurance obligation, these mortgages were classified as Investment in Mortgages (Available for Sale) as of March 31, 1994 and as Mortgages Held for Disposition as of December 31, 1993. The Partnership intends to reinvest any net disposition proceeds from these mortgages in fully insured Acquired Insured Mortgages, provided the net disposition proceeds are received prior to the expiration of the Partnership's reinvestment period on December 31, 1994.

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

          4.   INVESTMENT IN MORTGAGES - Continued

                    The General Partner intends to continue to oversee the Partnership's interest in these mortgages to ensure that Patrician meets its coinsurance obligations. The General Partner's assessment of the realizability of the carrying value of The Villas and St. Charles Place-Phase II mortgages is based on current information, and to the extent current conditions change or additional information becomes available, then the General Partner's assessment may change. However, the General Partner does not believe that there would be a material adverse impact on the Partnership's financial condition or its results of operations should Patrician be unable to comply with its full coinsurance obligation.

               2.   Coinsured by affiliate
                    ----------------------
               a. As of December 31, 1993, the former managing general partner, on behalf of the Partnership, had invested in three coinsured originated mortgages where the coinsurance lender is Integrated Funding, Inc. (IFI). As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss. In January 1994, the Partnership disposed of one of these mortgages, One East Delaware, which was classified as an Asset Held for Sale Under Coinsurance Program as of December 31, 1993, as discussed below.

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

    4.   INVESTMENT IN MORTGAGES - Continued

              As of March 31, 1994 and December 31, 1993, the remaining two IFI coinsured mortgages, as shown in the table below, are classified as Investment in Mortgages and are current with respect to the payment of principal and interest. The General Partner believes there is adequate collateral value underlying the mortgages. Therefore, no loan losses, other than that described below, were recognized on these mortgages during the three months ended March 31, 1994 and 1993. Additionally, as of March 31, 1994, these two mortgages had an aggregate fair value of $17,669,918.

                                 Amortized          Face         Amortized          Face
                                                                                                      Loan Losses Recognized
                                   Cost             Value          Cost             Value
                                                                                                   for the three months ended
                                 March 31,         March 31,    December 31,     December 31,      March 31,        March 31,
                                   1994             1994           1993              1993            1994             1993
                               -------------    -------------   ------------     ------------    ------------     ------------
    Pembrook Apartments         $ 15,665,348    $  15,044,385   $ 15,684,341     $ 15,060,875    $         --     $         --
    Spring Lake Village (a)        5,048,091(a)     5,048,093      5,169,914        5,054,317         115,301(a)            --

    (a)  In March 1994, the mortgage note was amended to reduce the mortgage interest rate from 8.75% to 7.00%.  In connection with the refinancing, the Partnership recognized a loan loss of $115,301 on the accompanying statement of operations for the three months ended March 31, 1994, primarily representing the unamortized balance of acquisition and closing costs paid in connection with the origination of this mortgage.


                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

          4.   INVESTMENT IN MORTGAGES - Continued

               b.   Assets Held for Sale Under Coinsurance Program
                    ----------------------------------------------
                    As of December 31, 1993, the former managing general partner, on behalf of the Partnership, had invested in one coinsured mortgage, One East Delaware, which was accounted for as an Asset Held for Sale Under Coinsurance Program. In January 1994, the Partnership received net proceeds of approximately $33.2 million from the prepayment of this mortgage and recognized a gain of $1,129,973 in the accompanying statement of operations for the three months ended March 31, 1994. The Partnership has reinvested or committed to reinvest the net disposition proceeds in fully insured Acquired Insured Mortgages.

          5.   DISTRIBUTIONS TO UNITHOLDERS

               The distributions paid or accrued to Unitholders on a per Limited Partnership Unit basis for the three months ended March 31, 1994 and 1993 were as follows:

                                                1994           1993
                                              --------       --------
               Quarter ended March 31,        $    .41(1)    $    .23
                                              --------       --------
                 Total                        $    .41       $    .23
                                              ========       ========

          (1) This amount includes approximately $.19 per Unit comprised of: (i) $.18 per Unit representing previously undistributed accrued interest received from the disposition of the mortgage on One East Delaware and (ii) $.01 per Unit representing previously undistributed accrued interest received from two delinquent mortgages.

               The basis for paying distributions to Unitholders is cash flow from operations, which is comprised of regular interest income and principal from Insured Mortgages and gain, if any, from mortgage dispositions. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and the professional fees and foreclosure and acquisition costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


          6.   INVESTMENT IN AFFILIATE AND NOTE PAYABLE TO AFFILIATE

               Effective December 31, 1991, American Insured Mortgage Investors-Series 85, L.P. (AIM 85), an affiliated entity, transferred a GNMA mortgage-backed security (the GNMA security) in the amount of $4,696,548 to IFI in order to capitalize IFI with sufficient net worth under HUD regulations. The Partnership and AIM 88 each issued a demand note payable to AIM 85 and recorded an investment in IFI through an affiliate (AIM Mortgage, Inc.) at an amount proportionate to each entity's coinsured mortgages for which IFI was the mortgagee of record as of December 31, 1991. The Partnership accounts for its investment in IFI under the equity method of accounting. Interest expense on the note payable is based on an interest rate of 8% per annum.

               In 1992, IFI entered into an expense reimbursement agreement with the Partnership, AIM 85 and AIM 88 (the AIM Funds) whereby IFI reimburses the AIM Funds for general and administrative expenses incurred on behalf of IFI. The expense reimbursement is allocated to the AIM Funds based on an amount proportionate to each entity's coinsured mortgages. The expense reimbursement, along with the Partnership's equity interest in IFI's net income or loss, substantially equals the Partnership's interest expense on the note payable.

               In April 1994, IFI received net proceeds of approximately $4.7 million from the prepayment of the GNMA security, which IFI distributed to the AIM Funds. As a result, the Partnership repaid its note payable to AIM 85. In order to capitalize IFI with sufficient net worth under HUD regulations, AIM 88 transferred a GNMA mortgage-backed security in the amount of $2.0 million to IFI. The structure and terms of this transaction are expected to be comparable to that described above.

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


    7.   TRANSACTIONS WITH RELATED PARTIES

          In addition to the related party transactions described above in Note 6, the General Partner and certain affiliated entities, during the three months ended March 31, 1994 and 1993, earned or received compensation or payments for services from the Partnership as follows:

                                              COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                                                                  Three Months Ended
                                              Capacity in Which
                                                                                       March 31,
         Name of Recipient                       Served/Item                       1994           1993
         -----------------              ----------------------------            ----------     ----------
         CRIIMI, Inc.                   General Partner/Distribution            $  202,300(2)  $  113,485

         AIM Acquisition                Advisor/Asset Management Fee               363,183(1)     423,570(1)
           Partners, L.P.(1)

         CRI                            Affiliate of General Partner/
                                        Expense Reimbursement                       64,909         22,627


         (1) Of the amounts paid to the Advisor, the Sub-advisor, CRI/AIM Management, Inc., earned a fee equal to $107,037 and $124,833, or .28% of Total Invested
               Assets, for the three months ended March 31, 1994 and 1993, respectively.
         (2) This amount includes a special distribution as described above in Note 5.

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          General
          -------
               As of March 31, 1994, the Partnership had invested in 23 Insured Mortgages with an aggregate amortized cost of approximately $159.1 million, face value of approximately $155.0 million and fair value of approximately $148.5 million. In addition, as of March 31, 1994, the Partnership had approximately $13.8 million committed for reinvestment in Acquired Insured Mortgages. There were no amounts available for reinvestment in Acquired Insured Mortgages as of March 31, 1994.

               The United States Congress recently repealed portions of the Federal tax code which have had an adverse impact on tax-exempt investors in "publicly traded partnerships." This tax code change, effective January 1, 1994, cleared away the major impediment standing in the way of listing the Partnership's Units
          for trading on a national stock exchange.    As a result, the
          General Partner listed the Partnership's Units for trading on the American Stock Exchange on January 18, 1994 in order to provide investment liquidity as contemplated in the Partnership's original prospectus. The Units are traded under the symbol "AIJ."

          Results of Operations
          ---------------------
               Net earnings increased for the three months ended March 31, 1994 as compared to the corresponding period in 1993 primarily due to the gain recognized from the disposition of the mortgage on One East Delaware in January 1994.

               Mortgage investment income decreased for the three months ended March 31, 1994 as compared to the corresponding period in 1993. This decrease was primarily due to a decrease in total invested assets during the three months ended March 31, 1994 as compared to the corresponding period in 1993 attributable to the timing of the reinvestment of net disposition proceeds. Approximately $42.3 million of net disposition proceeds were received in late December 1993 and January 1994 from the disposition of the mortgages on Victoria Pointe Apartments-Phase II and One East Delaware, of which approximately $38.2 million was available for reinvestment. Of the amounts available for reinvestment, approximately $24.4 million had been reinvested as of March 31, 1994, and $13.8 million had been committed for reinvestment.

               Interest and other income increased for the three months ended March 31, 1994 as compared to the corresponding period in 1993 primarily due to the short-term investment of net disposition proceeds as previously discussed.

               Asset management fees decreased for the three months ended March 31, 1994 as compared to the corresponding period in 1993 primarily due to the decrease in total invested assets, as described above.

               General and administrative expenses increased for the three months ended March 31, 1994 as compared to the corresponding period in 1993. This increase was due primarily to an increase in payroll reimbursements incurred in connection with the mortgage dispositions, mortgage acquisitions, and mortgages with performance problems, as described below. Also contributing to the increase in general and administrative expenses was the payment in 1994 of a one-time American Stock Exchange listing fee of $32,500.

               As of December 31, 1993, the Partnership's Insured Mortgages were recorded at amortized cost (excluding Mortgages Held for Disposition which were recorded at the lower of cost or market). In connection with the Partnership's implementation of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) as of January 1, 1994, the Partnership's Investment in Mortgages is

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL  CONDITION   AND  RESULTS  OF   OPERATIONS  -
          Continued


          recorded at fair value, as estimated below, as of March 31, 1994. The difference between the amortized cost and the fair value of the Insured Mortgages represents the net unrealized losses on the Partnership's Insured Mortgages and is reported as a separate component of partners' equity as of March 31, 1994.

               The fair value of the fully insured mortgage investments is based on quoted market prices.

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


                                                As of March 31, 1994
                                                Amortized       Fair
                                                  Cost          Value
                                              ------------  ------------
          Investment in Mortgages:
            Originated insured mortgages      $131,743,846  $122,405,567
            Acquired insured mortgages          27,354,961    26,129,083
                                              ------------  ------------
                                              $159,098,807  $148,534,650
                                              ============  ============

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL  CONDITION   AND  RESULTS  OF   OPERATIONS  -
          Continued


              The following is a discussion of the Partnership's
          Investment in Mortgages as of March 31, 1994 and December 31,
          1993:

              A.   Fully Insured Originated Insured Mortgages and Acquired
                     Insured Mortgages
                   -------------------------------------------------------
                   The former managing general partner, on behalf of the
              Partnership, had invested in eight fully insured Originated Insured Mortgages with an aggregate amortized cost of $69,448,190 and $69,539,851 as of March 31, 1994 and
              December 31, 1993, respectively, and an aggregate face value of $66,854,271 and $66,934,689, respectively. As of
              March 31, 1994, these mortgages had an aggregate fair value of $66,358,752.

                   As of March 31, 1994, the Partnership had invested in
              eight fully insured Acquired Insured Mortgages with an aggregate amortized cost of $27,354,961, face value of $27,230,685 and fair value of $26,129,083. As of December 31, 1993, the Partnership had invested in two fully insured Acquired Insured Mortgages with an aggregate amortized cost of $3,012,158 and face value of $3,034,084. During the three months ended March 31, 1994, the Partnership invested $24,374,326 in fully insured Acquired Insured Mortgages. In addition, as of March 31, 1994, the Partnership had approximately $13.8 million committed for reinvestment in fully insured Acquired Insured Mortgages. There were no additional amounts available for reinvestment in fully insured Acquired Insured Mortgages as of March 31, 1994.

                   During the three months ended March 31, 1994 and 1993,
              the Partnership received $0 and $83,050, respectively, as a result of additional cash flow from three of the Originated Insured Mortgages in which the Partnership owns
              Participations. This amount is included in mortgage investment income in the accompanying statements of operations.

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL  CONDITION   AND  RESULTS  OF   OPERATIONS  -
          Continued


             During the three months ended March 31, 1994, the Partnership purchased and committed to purchase the following fully insured Acquired Insured Mortgages:

                                                                                                        Net
                                                                                    Future           Effective
                                             Date of            Purchase       Commitments as of     Interest
             Complex Name                  Acquisition            Price         March 31, 1994         Rate
    ------------------------------         -----------         -----------     -----------------     ---------
    Acquired Insured Mortgages
    --------------------------
    Pleasantview Nursing Home              January 1994        $ 3,324,320           $        --        7.847%
    Oakwood Garden Apts.                   February 1994        10,130,271                    --        7.600%
    Cypress Cove                           February 1994         7,151,362                    --        7.209%
    Brighton Manor                         March 1994            1,034,042                    --        7.565%
    Maple Manor                            March 1994            1,264,331                    --        7.343%
    Regency Park Apts.                     March 1994            1,470,000                    --        7.201%
    Hickory Tree Apts.                     April 1994                   --             3,519,405        7.442%
    Oak Grove Apts.                        April 1994                   --             7,111,913        7.389%
    Future Commitments                     May 1994                     --             3,182,652        7.125%
                                                               -----------           -----------

         Total 1994 investment in fully
           insured Acquired Insured
           Mortgages and future commitments                    $24,374,326           $13,813,970
                                                               ===========           ===========

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL  CONDITION   AND  RESULTS  OF   OPERATIONS  -
          Continued


               B.   Coinsured Mortgages
                    -------------------
                    As discussed in the Partnership's Annual Report on Form
               10-K for the year ended December 31, 1993, under the HUD coinsurance program, both HUD and the coinsurance lender are responsible for paying a portion of the insurance benefits if a mortgagor defaults and the sale of the development collateralizing the mortgage produces insufficient net proceeds to repay the mortgage obligation. In such case, the coinsurance lender will be liable to the Partnership for the first part of such loss in an amount up to 5% of the outstanding principal balance of the mortgage as of the date foreclosure proceedings are instituted or the deed is acquired in lieu of foreclosure. For any loss greater than 5% of the outstanding principal balance, the responsibility for paying the insurance benefits will be borne on a pro-rata basis, 85% by HUD and 15% by the coinsurance lender.

               1.   Coinsured by third parties
                    --------------------------
                    As of March 31, 1994 and December 31, 1993, the former managing general partner, on behalf of the Partnership, had invested in seven and eight coinsured mortgages, respectively, five of which are coinsured by unaffiliated third party coinsurance lenders under the HUD coinsurance program. Two of the coinsured mortgages which are coinsured by an unaffiliated third party are discussed below. The remaining three coinsured mortgages which are coinsured by unaffiliated third parties are current with respect to the payment of principal and interest. These three coinsured mortgages had an aggregate amortized cost of $22,650,258 and $22,680,052, respectively, and an aggregate face value of $21,919,263 and $21,945,884, respectively, as of March 31, 1994 and December 31, 1993. As of March 31, 1994, such three coinsured mortgages had an aggregate fair value of $20,527,988.

                    The following is a discussion of actual and potential performance problems with respect to certain mortgage investments coinsured by an unaffiliated third party:

                    The Originated Insured Mortgage on The Villas, a 405-unit apartment complex located in Lauderhill, Florida, is coinsured by the Patrician Mortgage Company (Patrician) and had a carrying value equal to its face value of $15,835,388 and $15,856,842 as of March 31,
                    1994 and December 31, 1993, respectively. As of March 31, 1994, this mortgage was classified as Investment in Mortgages (Available for Sale) and had a fair value of $15,144,010. Since August 1, 1990, the mortgagor has not made the full monthly payments of principal and interest to Patrician. Patrician began collecting rents from the project and continued to make the monthly debt service payments to the Partnership through February 1992. The Partnership and Patrician entered into a modification agreement which provided for reduced payments through July 1992, regular scheduled payments from August 1992 to December 1992, and then increased payments for a period lasting approximately 10 years.

                    The mortgagor of the mortgage on The Villas was unable to comply with the terms of the modification. As a result, Patrician filed a foreclosure action on October 14, 1993. On November 2, 1993, the mortgagor of The Villas filed for protection under Chapter 11 of the Federal Bankruptcy Code. If Patrician and the mortgagor are unable to negotiate a settlement,

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL  CONDITION   AND  RESULTS  OF   OPERATIONS  -
          Continued


                    Patrician intends to litigate the case in bankruptcy court and to subsequently acquire and dispose of the property. As of May 12, 1994, Patrician had made payments of principal and interest to the Partnership due through January 1994.

                    The mortgagor of The Villas mortgage is also the mortgagor of the Originated Insured Mortgage on St. Charles Place-Phase II, a 156-unit apartment complex located in Miramar, Florida, which is also coinsured by Patrician. The St. Charles Place-Phase II mortgage had a carrying value equal to its face value of $3,096,571 and $3,098,630 as of March 31, 1994 and December 31, 1993, respectively. As of March 31, 1994, this mortgage was classified as Investment in Mortgages (Available for Sale) and had a fair value of $2,704,899. These amounts represent the Partnership's approximately 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 (AIM 88), an affiliated entity.

                    During 1993, the mortgagor of St. Charles Place-Phase II paid its monthly principal and interest payments to Patrician in arrears, and did not make the monthly payment of principal and interest due to Patrician since October 1993. However, Patrician has remitted monthly payments of principal and interest due for October 1993 through January 1994 to the Partnership. As the mortgagor was unable to bring the loan current, Patrician filed a foreclosure action on October 14, 1993. On November 2, 1993, the mortgagor of the mortgage on St. Charles Place-Phase II filed for protection under Chapter 11 of the Federal Bankruptcy Code. If Patrician and the mortgagor are unable to negotiate a settlement, Patrician intends to litigate the case in bankruptcy court and to subsequently acquire and dispose of the property.

                    The General Partner is overseeing Patrician's efforts to complete the foreclosure actions, including the subsequent acquisition and disposition of the above two properties. As the coinsurance lender, Patrician is liable to the Partnership for the outstanding principal balance of both mortgages plus all accrued but unpaid interest through the date of such payment. If the sale of the properties collateralizing the mortgages produces insufficient net proceeds to repay the mortgage obligations to the Partnership, Patrician will be liable to the Partnership for its share of the deficiency. Based on the General Partner's assessment of the collateral underlying the mortgages, including information related to the financial condition of Patrician, the General Partner believes the carrying value of these assets is realizable. As a result of Patrician's coinsurance obligation, these mortgages were classified as Investment in Mortgages (Available for Sale) as of March 31, 1994 and as Mortgages Held for Disposition as of December 31, 1993. The Partnership intends to reinvest any net disposition proceeds from these mortgages in fully insured Acquired Insured Mortgages, provided the net disposition proceeds are received prior to the expiration of the Partnership's reinvestment period on December 31, 1994.

                    The General Partner intends to continue to oversee the Partnership's interest in these mortgages to ensure that Patrician meets its coinsurance obligations. The General Partner's assessment of the realizability of the carrying value of The Villas and St. Charles Place-

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL  CONDITION   AND  RESULTS  OF   OPERATIONS  -
          Continued


                    Phase II mortgages is based on current information, and to the extent current conditions change or additional information becomes available, then the General Partner's assessment may change. However, the General Partner does not believe that there would be a material adverse impact on the Partnership's financial condition or its results of operations should Patrician be unable to comply with its full coinsurance obligation.

               2.   Coinsured by affiliate
                    ----------------------
               a. As of December 31, 1993, the former managing general partner, on behalf of the Partnership, had invested in three coinsured originated mortgages where the coinsurance lender is Integrated Funding, Inc. (IFI). As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss. In January 1994, the Partnership disposed of one of these mortgages, One East Delaware, which was classified as an Asset Held for Sale Under Coinsurance Program as of December 31, 1993, as discussed below.

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL  CONDITION   AND  RESULTS  OF   OPERATIONS  -
          Continued


              As of March 31, 1994 and December 31, 1993, the remaining two IFI coinsured mortgages, as shown in the table below, are classified as Investment in Mortgages and are current with respect to the payment of principal and interest. The General Partner believes there is adequate collateral value underlying the mortgages. Therefore, no loan losses, other than that described below, were recognized on these mortgages during the three months ended March 31, 1994 and 1993. Additionally, as of March 31, 1994, these two mortgages had an aggregate fair value of $17,669,918.

                                 Amortized          Face         Amortized          Face
                                                                                                      Loan Losses Recognized
                                   Cost             Value          Cost             Value
                                                                                                   for the three months ended
                                 March 31,         March 31,    December 31,     December 31,      March 31,        March 31,
                                   1994             1994           1993              1993            1994             1993
                               -------------    -------------   ------------     ------------    ------------     ------------
    Pembrook Apartments         $ 15,665,348    $  15,044,385   $ 15,684,341     $ 15,060,875    $         --     $         --
    Spring Lake Village (a)        5,048,091(a)     5,048,093      5,169,914        5,054,317         115,301(a)            --

    (a)  In March 1994, the mortgage note was amended to reduce the mortgage interest rate from 8.75% to 7.00%.  In connection with the refinancing, the Partnership recognized a loan loss of $115,301 on the accompanying statement of operations for the three months ended March 31, 1994, primarily representing the unamortized balance of acquisition and closing costs paid in connection with the origination of this mortgage.


          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL  CONDITION   AND  RESULTS  OF   OPERATIONS  -
          Continued


               b.   Assets Held for Sale Under Coinsurance Program
                    ----------------------------------------------
                    As of December 31, 1993, the former managing general partner, on behalf of the Partnership, had invested in one coinsured mortgage, One East Delaware, which was accounted for as an Asset Held for Sale Under Coinsurance Program. In January 1994, the Partnership received net proceeds of approximately $33.2 million from the prepayment of this mortgage and recognized a gain of $1,129,973 in the accompanying statement of operations for the three months ended March 31, 1994. The Partnership has reinvested or committed to reinvest the net disposition proceeds in fully insured Acquired Insured Mortgages.

          Liquidity and Capital Resources
          -------------------------------
               The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient to meet operating requirements.

               The basis for paying distributions to Unitholders is cash flow from operations, which is comprised of regular interest income and principal from Insured Mortgages and gain, if any, from mortgage dispositions. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and the professional fees and foreclosure and acquisition costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

               Net cash provided by operating activities increased for the three months ended March 31, 1994 as compared to the corresponding period in 1993. This increase was primarily due to a decrease in receivables and other assets attributable to the receipt in January 1994 of the remaining net disposition proceeds related to the December 1993 disposition of the mortgage on Victoria Pointe Apartments-Phase II. Also contributing to the increase in net cash provided by operating activities was an increase in interest and other income and a decrease in asset management fees, as previously discussed. This increase was partially offset by a decrease in mortgage investment income, as discussed above.

               Net cash provided by investing activities increased for the three months ended March 31, 1994 as compared to the corresponding period in 1993 due to the receipt of net disposition proceeds of approximately $33.2 million from the disposition of the mortgage on One East Delaware, which was classified as an Asset Held for Sale Under Coinsurance Program as of December 31, 1993. This increase was partially offset by the investment of approximately $24.4 million in Acquired Insured Mortgages.

               Net cash used in financing activities decreased for the three months ended March 31, 1994 as compared to the corresponding period in 1993 as a result of a decrease in distributions paid to partners. This decrease was due, in part, to the delinquencies and subsequent cessation in 1993 of the receipt of principal and interest from the mortgage on One East Delaware and the delinquency in 1993 of the monthly payments by

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL  CONDITION   AND  RESULTS  OF   OPERATIONS  -
          Continued


          the mortgagor of the mortgages on The Villas and St. Charles Place - Phase II.

          PART II.  OTHER INFORMATION
          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1994.

               All other items are not applicable.

                                      SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN INSURED MORTGAGE
                                           INVESTORS L.P. - SERIES 86
                                          (Registrant)

                                   By:  CRIIMI, Inc.
                                        General Partner





          May 12, 1994             By:  /s/ Cynthia O. Azzara
          ----------------------        -------------------------
          Date                          Cynthia O. Azzara
                                        Vice President and
                                          Chief Financial Officer