Form 10-Q
period 1994-06-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1994-08-10
CIK 784014

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended           June 30, 1994
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

               As of August 10, 1994, 9,576,290 depository units of limited partnership interest were outstanding.

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                  INDEX TO FORM 10-Q

                         FOR THE QUARTER ENDED June 30, 1994

                                                                   Page
                                                                   ----
          PART I.   Financial Information (Unaudited)

          Item 1.   Financial Statements

                    Balance Sheets - June 30, 1994 and
                      December 31, 1993 . . . . . . . . . . . . .     3

                    Statements of Operations - for the three and six
                      months ended June 30, 1994 and 1993 . . . .     4

                    Statement of Changes in Partners' Equity -
                      for the six months ended June 30,
                      1994  . . . . . . . . . . . . . . . . . . .     5

                    Statements of Cash Flows - for the six months
                      ended June 30, 1994 and 1993  . . . . . . .     6

                    Notes to Financial Statements . . . . . . . .     8

          Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations  . . . . . . . . . . . . . . . .    20

          PART II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . .    29

          Signature   . . . . . . . . . . . . . . . . . . . . . .    30

          PART I.   FINANCIAL INFORMATION
          ITEM 1.   FINANCIAL STATEMENTS

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                    BALANCE SHEETS

                                        ASSETS
                                               June  30,     December 31,
                                                 1994            1993
                                             -------------  -------------
                                              (Unaudited)
          Investment in mortgages, at
            fair value
            Originated insured mortgages     $ 120,096,288  $          --
            Acquired insured mortgages          38,322,682             --
                                             -------------  -------------
               Total                           158,418,970             --
                                             -------------  -------------
          Investment in mortgages, at
            amortized cost, net of
            unamortized premium and
            discount:
            Originated insured mortgages                --    113,074,158
            Acquired insured mortgages                  --      3,012,158
                                             -------------  -------------
               Total                                    --
                                                              116,086,316
                                             -------------  -------------
          Mortgages held for disposition,
            at lower of cost or market                  --     18,955,472

          Asset held for sale under
            coinsurance program                         --     32,103,528

          Cash and cash equivalents              4,186,304      9,095,255

          Investment in affiliate                  480,000      1,730,087

          Receivables and other assets
                                                 1,590,492      2,805,604
                                             -------------  -------------
               Total assets                  $ 164,675,766  $ 180,776,262
                                             =============  =============

                           LIABILITIES AND PARTNERS' EQUITY

          Distributions payable              $   2,920,215  $   2,819,518

          Note payable and due to
            affiliate                              480,000      1,737,723

          Accounts payable and accrued
            expenses                               120,903        212,428
                                             -------------  -------------
               Total liabilities                 3,521,118      4,769,669
                                             -------------  -------------

          Partners' equity:
            Limited partners' equity           176,360,718    176,783,204
            General partner's deficit             (798,380)      (776,611)
            Net unrealized losses on
              investment in mortgages          (14,407,690)            --
                                             -------------  -------------
               Total partners' equity          161,154,648    176,006,593
                                             -------------  -------------
               Total liabilities and
                 partners' equity            $ 164,675,766  $ 180,776,262
                                             =============  =============

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

                                                     For the three months ended
                                                                                         For the six months ended

                                                              June 30,
                                                                                                 June 30,

                                                     ---------------------------
                                                                                        ---------------------------
                                                         1994           1993                1994           1993
                                                     ------------   ------------        ------------   ------------
    Income:
      Mortgage investment income                     $  3,388,294   $  3,607,798        $  6,499,667   $  7,280,332
      Interest and other income                            82,434         17,073             265,405         22,025
                                                     ------------   ------------        ------------   ------------
                                                        3,470,728      3,624,871           6,765,072      7,302,357
                                                     ------------   ------------        ------------   ------------
    Expenses:
      Asset management fee to related parties             393,347        423,570             756,530        847,140
      General and administrative                          153,269         74,471             349,166        184,720
      Interest expense to affiliate                        34,754         35,191              69,509         69,509
                                                     ------------   ------------        ------------   ------------
                                                          581,370        533,232           1,175,205      1,101,369
                                                     ------------   ------------        ------------   ------------
    Earnings before loan loss and
       gain on mortgage disposition                     2,889,358      3,091,639           5,589,867      6,200,988

    Loan loss                                                  --             --            (115,301)            --

    Gain on mortgage disposition                               --             --           1,129,973             --
                                                     ------------   ------------        ------------   ------------
         Net earnings                                $  2,889,358   $  3,091,639        $  6,604,539   $  6,200,988
                                                     ============   ============        ============   ============
    Net earnings allocated to:
      Limited partners - 95.1%                       $  2,747,780   $  2,940,149        $  6,280,917   $  5,897,140
      General partner - 4.9%                              141,578        151,490             323,622        303,848
                                                     ------------   ------------        ------------   ------------
                                                     $  2,889,358   $  3,091,639        $  6,604,539   $  6,200,988
                                                     ============   ============        ============   ============
    Net earnings per Unit of
      limited partnership interest                   $        .29   $        .31        $        .66   $        .62
                                                     ============   ============        ============   ============
                                         The accompanying notes are an integral part
                                               of these financial statements.

    PART I.   FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS

                                    AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                          STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                           For the six months ended June 30, 1994

                                                         (Unaudited)

                                                                                        Net
                                                                                    Unrealized
                                                                                    Losses on
                                                       General        Limited       Investment
                                                       Partner        Partners     in Mortgages       Total
                                                     ------------   ------------   ------------   ------------
    Balance, December 31, 1993                       $   (776,611)
                                                                    $176,783,204   $         --   $176,006,593

      Net earnings                                        323,622      6,280,917             --      6,604,539

      Distributions paid or accrued,
        including return of capital, of
        $.70 per Unit                                    (345,391)    (6,703,403)            --     (7,048,794)

      Net unrealized losses on investment
        in mortgages                                           --             --    (14,407,690)   (14,407,690)
                                                     ------------   ------------   ------------   ------------

    Balance, June 30, 1994                           $   (798,380)  $176,360,718   $(14,407,690)  $161,154,648
                                                     ============   ============   ============   ============

    Limited Partnership Units outstanding -
      June 30, 1994                                                    9,576,290
                                                                    ============


                                         The accompanying notes are an integral part
                                               of these financial statements.

    PART I.   FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS

                                    AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                                                  STATEMENTS OF CASH FLOWS
                                                         (Unaudited)

                                                                                  For the six months

                                                                                    ended June 30,
                                                                                  1994           1993
                                                                              ------------   ------------
    Cash flows from operating activities:
      Net earnings                                                            $  6,604,539   $  6,200,988
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
        Loan loss                                                                  115,301             --
        Gain on mortgage disposition                                            (1,129,973)            --
        Payments made and treated as an addition to
          Asset Held for Sale Under Coinsurance Program                                 --       (313,627)
        Assets and liabilities:
          Decrease (increase) in receivables and other assets                    1,215,112     (1,559,640)
          Decrease (increase) in investment in and due from affiliate            1,250,087       (248,068)
          (Decrease) increase in note payable and due to affiliate              (1,257,723)       215,339
          Decrease in accounts payable and accrued expenses                        (91,525)       (43,570)
                                                                              ------------   ------------
            Net cash provided by operating activities                            6,705,818      4,251,422
                                                                              ------------   ------------

    PART I.   FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS

                                    AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                                            STATEMENTS OF CASH FLOWS (Continued)
                                                         (Unaudited)

                                                                                   For the six months

                                                                                     ended June 30,
                                                                                  1994           1993
                                                                              ------------   ------------
    Cash flows from investing activities:
      Proceeds from disposition of Asset Held for Sale
        Under Coinsurance Program                                               33,233,501             --
      Investment in Acquired Insured Mortgages                                 (38,360,392)            --
      Receipt of mortgage principal from scheduled payments                        460,219        209,259
                                                                              ------------   ------------
            Net cash (used in) provided by investing activities                 (4,666,672)       209,259
                                                                              ------------   ------------
    Cash flows from financing activities:
      Distributions paid to partners                                            (6,948,097)    (5,538,343)
                                                                              ------------   ------------
    Net decrease in cash and cash equivalents                                   (4,908,951)    (1,077,662)

    Cash and cash equivalents, beginning of period                               9,095,255      2,557,009
                                                                              ------------   ------------
    Cash and cash equivalents, end of period                                  $  4,186,304   $  1,479,347
                                                                              ============   ============

                                         The accompanying notes are an integral part
                                               of these financial statements.

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


          1.   ORGANIZATION

               American Insured Mortgage Investors L.P. - Series 86 (the Partnership) was formed under the Uniform Limited Partnership Act of the state of Delaware on October 31, 1985. From inception through September 6, 1991, affiliates of Integrated Resources, Inc. served as managing general partner (with a partnership interest of 4.8%), corporate general partner (with a partnership interest of 0.1%) and associate general partner (with a partnership interest of 0.1%). All of the foregoing general partners are sometimes collectively referred to as former general partners.

               Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE), formerly CRI Insured Mortgage Association, Inc., which is managed by an adviser whose general partner is C.R.I., Inc. (CRI).

               AIM Acquisition Partners, L.P. (the Advisor) serves as the adviser of the Partnership. The general partner of the Advisor is AIM Acquisition Corporation (AIM Acquisition). A sub-advisory agreement exists whereby CRI/AIM Management, Inc. (the Sub-Advisor), an affiliate of CRI, manages the Partnership's portfolio.

               Until the change in the Partnership's investment policy, as discussed below the Partnership was in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages, and together with Originated Insured Mortgages, referred to herein as Insured Mortgages). As of June 30, 1994, the Partnership had invested in either Originated Insured Mortgages which are insured or guaranteed, in whole or in part, by the Federal Housing Administration (FHA) or Acquired Insured Mortgages which are fully insured (as more fully described below).

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

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


          2.   BASIS OF PRESENTATION

               In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 1994 and December 31, 1993 and the results of its operations for the three and six months ended June 30, 1994 and 1993 and its cash flows for the six months ended June 30, 1994 and 1993.

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

                    As of June 30, 1994, the weighted average remaining
               term of the Partnership's Insured Mortgages was approximately 34 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 26 years, on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its Insured Mortgages, the Partnership does not have the ability, at this time, to hold its Insured Mortgages to maturity. Consequently, the General Partner believes that the Partnership's Insured Mortgages should be included in the Available for Sale category. Although the Partnership's Insured Mortgages are classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell such Insured Mortgages, other than those which may be sold as a result of a default.

                    In connection with this classification, as of June 30,
               1994, all of the Partnership's Insured Mortgages are recorded at fair value, with the net unrealized gains or losses on the Partnership's Investment in Mortgages reported as a separate component of partners' equity. Subsequent increases or decreases in the fair value of Insured Mortgages shall be included as a separate component of partners' equity. Realized gains and losses for Insured Mortgages classified as Available for Sale will continue to be reported in earnings. The amortized cost of the Insured

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

          3.   SIGNIFICANT ACCOUNTING POLICIES - Continued

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

               Statements of Cash Flows
               ------------------------
                    Interest paid to an affiliate of the Partnership during
               the six months ended June 30, 1994 was $46,586. No cash payments were made for interest expense during the six months ended June 30, 1993.

          4.   INVESTMENT IN MORTGAGES

               In connection with the Partnership's implementation of SFAS 115 on January 1, 1994 (see Note 3), the Partnership's Investment in Mortgages is recorded at fair value, as estimated below, as of June 30, 1994. The difference between the amortized cost and the fair value of the Insured Mortgages represents the net unrealized losses on the Partnership's Insured Mortgages and is reported as a separate component of partners' equity as of June 30, 1994.

               The fair value of the fully insured mortgage investments is based on quoted market prices.

               In order to determine the fair value of the coinsured mortgage portfolio, the Partnership valued the coinsured mortgages as though they were fully insured (in the same manner fully insured mortgages were valued). From this amount, the Partnership deducted a discount factor from the face value of the loan. This discount factor is based on the Partnership's historical analysis of the difference in fair value between coinsured loans and fully insured loans.


                                                    As of June 30, 1994
                                                  Amortized        Fair
                                                    Cost           Value
                                                ------------   ------------
             Investment in Mortgages:
               Originated insured mortgages     $131,565,272   $120,096,288
               Acquired insured mortgages         41,261,388     38,322,682
                                                ------------   ------------
                                                $172,826,660   $158,418,970
                                                ============   ============

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

          4.   INVESTMENT IN MORTGAGES - Continued

        The following is a discussion of the Partnership's Investment in Mortgages as of June 30, 1994 and December 31, 1993:

        A. Fully Insured Originated Insured Mortgages and Acquired Insured Mortgages

             The former managing general partner, on behalf of the Partnership, had invested in eight fully insured Originated Insured Mortgages with an aggregate amortized cost of $69,354,701 and $69,539,851 as of June 30, 1994 and December 31, 1993, respectively, and an aggregate face value of $66,772,173 and $66,934,689, respectively. As of June 30, 1994, these mortgages had an aggregate fair value of $65,236,612.

             As of June 30, 1994, the Partnership had invested in twelve fully insured Acquired Insured Mortgages with an aggregate amortized cost of $41,261,388, face value of $41,299,247 and fair value of $38,322,682.
        As of December 31, 1993, the Partnership had invested in two fully insured Acquired Insured Mortgages with an aggregate amortized cost of $3,012,158 and face value of $3,034,084. In addition, approximately $1.4 million was available for reinvestment in Acquired Insured Mortgages as of June 30, 1994. On July 15, 1994, the Partnership committed substantially all of the amount available for reinvestment to fund fully insured Acquired Insured Mortgages.

             In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and six months ended June 30, 1994, the Partnership received $41,059 and $41,059, respectively, from the Participations. During the three and six months ended June 30, 1993, the Partnership received $30,772 and $113,822, respectively, from the Participations. These amounts are included in mortgage investment income in the accompanying statements of operations.

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

    4.  INVESTMENT IN MORTGAGES - Continued

             During the six months ended June 30, 1994, the Partnership purchased the following fully insured Acquired Insured Mortgages:


                                                                                  Effective
                                             Date of            Purchase          Interest
             Complex Name                  Acquisition            Price             Rate
    ------------------------------         -----------         -----------        ---------
    Acquired Insured Mortgages
    --------------------------
    Pleasantview Nursing Home              January 1994        $ 3,496,416           7.847%
    Oakwood Garden Apts.                   February 1994        10,130,271           7.601%
    Cypress Cove                           February 1994         7,151,362           7.209%
    Brighton Manor                         March 1994            1,034,042           7.565%
    Maple Manor                            March 1994            1,264,331           7.343%
    Regency Park Apts.                     March 1994            1,470,000           7.201%
    Hickory Tree Apts.                     April 1994            3,519,405           7.478%
    Oak Grove Apts.                        April 1994            7,111,913           7.539%
    Mountain Village Apts.                 May 1994              1,351,350           7.596%
    Sunflower Apts.                        May 1994              1,831,302           7.595%
                                                               -----------

         Total 1994 investment in fully
           insured Acquired Insured
           Mortgages                                           $38,360,392
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

               1.   Coinsured by third parties
                    --------------------------
                    As of June 30, 1994 and December 31, 1993, the former managing general partner, on behalf of the Partnership, had invested in seven and eight coinsured mortgages, respectively, five of which are coinsured by unaffiliated third party coinsurance lenders under the HUD coinsurance program. Two of the coinsured mortgages which are coinsured by an unaffiliated third party are discussed below. The remaining three coinsured mortgages which are coinsured by unaffiliated third parties are current with respect to the payment of principal and interest. As of June 30, 1994 and December 31, 1993, these three coinsured mortgages had an aggregate amortized cost of $22,619,867 and $22,680,052, respectively, and an aggregate face value of $21,892,086 and $21,945,884, respectively. As of
                    June 30, 1994, these three coinsured mortgages had an aggregate fair value of $19,746,129.

                    The following is a discussion of actual and potential performance problems with respect to the remaining two mortgage investments which are coinsured by an unaffiliated third party:

                    The Originated Insured Mortgage on The Villas, a 405-unit apartment complex located in Lauderhill, Florida, is coinsured by the Patrician Mortgage Company (Patrician). The mortgage had a carrying value of $15,811,482 and $15,856,842 as of June 30, 1994 and
                    December 31, 1993, respectively, and a face value of $16,045,191 and $16,090,551 as of June 30, 1994 and
                    December 31, 1993, respectively. As of June 30, 1994, this mortgage had a fair value of $14,449,437. Since August 1, 1990, the mortgagor has not made the full monthly payments of principal and interest to Patrician. Patrician began collecting rents from the project and continued to make the monthly debt service payments to the Partnership through February 1992. The Partnership and Patrician entered into a modification agreement which provided for reduced payments through July 1992, regular scheduled payments from August 1992 to December 1992, and then increased payments for a period lasting approximately 10 years.

                    The mortgagor of the mortgage on The Villas was unable to comply with the terms of the modification agreement, and as a result, Patrician filed a foreclosure action on October 14, 1993. On November 2, 1993, the mortgagor of The Villas filed for protection under

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

          4.   INVESTMENT IN MORTGAGES - Continued

                    Chapter 11 of the Federal Bankruptcy Code. In November 1993, the bankruptcy court issued an order establishing a cash collateral account for the deposit of rental income and payment of operating expenses of the property underlying the mortgage. Consequently, in November 1993, the mortgagor began remitting the property's net income before debt service to Patrician, which in turn forwarded these funds to the Partnership. As of August 10, 1994, the mortgagor has made payments of principal and interest due on the original mortgage through April 1994, and has made payments of principal and interest due under the modification agreement through August 1993. Patrician is currently litigating the case in bankruptcy court in order to acquire and dispose of the property.

                    The mortgagor of The Villas mortgage is also the mortgagor of the Originated Insured Mortgage on St. Charles Place-Phase II, a 156-unit apartment complex located in Miramar, Florida, which is also coinsured by Patrician. The St. Charles Place-Phase II mortgage had a carrying value equal to its face value of $3,093,395 and $3,098,630 as of June 30, 1994 and December 31,
                    1993, respectively.   As of June 30, 1994, this
                    mortgage had a fair value of $2,786,135. These amounts represent the Partnership's approximately 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 (AIM 88), an affiliate of the Partnership.

                    During 1993, the mortgagor of St. Charles Place-Phase II paid its monthly principal and interest payments to Patrician in arrears, and ceased making monthly debt service payments in October 1993. As the mortgagor was unable to bring the loan current, Patrician filed a foreclosure action on October 14, 1993. On November 2, 1993, the mortgagor of the mortgage on St. Charles Place-Phase II filed for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1993, the bankruptcy court issued an order establishing a cash collateral account for the deposit of rental income and payment of operating expenses of the property underlying the mortgage. Consequently, in November 1993, the mortgagor began remitting the property's net income before debt service to Patrician, which in turn forwarded these funds to the Partnership. As of August 10, 1994, the mortgagor has made payments of principal and interest due on the mortgage through March 1994 to the Partnership. Patrician is currently litigating the case in bankruptcy court in order to acquire and dispose of the property.

                    The General Partner is overseeing Patrician's efforts to complete these foreclosure actions, including the subsequent acquisition and disposition of the above two properties. As the coinsurance lender, Patrician is liable to the Partnership for the outstanding principal balance of both mortgages plus all accrued but unpaid interest through the date of such payment. If the sale of the properties collateralizing the mortgages produces insufficient net proceeds to repay the mortgage obligations to the Partnership, Patrician will be liable to the Partnership for the coinsurance lender's share of the deficiency. Based on the General Partner's assessment of the collateral underlying the mortgages, including information related to the financial condition of Patrician, the General Partner believes the carrying value of these assets is

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

          4.   INVESTMENT IN MORTGAGES - Continued

                    realizable. As a result of Patrician's coinsurance obligation, these mortgages were classified as Investment in Mortgages as of June 30, 1994 and as Mortgages Held for Disposition as of December 31, 1993. The Partnership intends to reinvest any net disposition proceeds from these mortgages in fully insured Acquired Insured Mortgages, provided the net disposition proceeds are received prior to the expiration of the Partnership's reinvestment period on December 31, 1994.

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

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

    4.   INVESTMENT IN MORTGAGES - Continued

              As of June 30, 1994 and December 31, 1993, the remaining two IFI coinsured mortgages, as shown in the table below, are classified as Investment in Mortgages and are current with respect to the payment of principal and interest. The General Partner believes there is adequate collateral value underlying the mortgages. Therefore, no loan losses, other than that described below, were recognized on these mortgages during the six months ended June 30, 1994 and 1993. As of June 30, 1994, these two mortgages had an aggregate fair value of $17,877,975.

                                  Amortized         Face         Amortized          Face
                                                                                                    Loan Losses Recognized
                                    Cost            Value          Cost             Value
                                                                                                   for the six months ended
                                  June 30,         June 30,     December 31,     December 31,      June 30,         June 30,
                                    1994             1994          1993              1993            1994             1993
                                ------------     ------------   ------------     ------------    ------------     ------------
    Pembrook Apartments         $ 15,645,980     $ 15,027,553   $ 15,684,341     $ 15,060,875    $         --     $         --
    Spring Lake Village (a)        5,039,847        5,039,847      5,169,914        5,054,317         115,301(a)            --

    (a)  In March 1994, the mortgage note was amended to reduce the mortgage interest rate from 8.75% to 7.00%.  In connection with the refinancing, the Partnership recognized a loan loss of $115,301 on the accompanying statement of operations for the six months ended June 30, 1994, primarily representing the unamortized balance of acquisition and closing costs paid in connection with the origination of this mortgage.


                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

          4.   INVESTMENT IN MORTGAGES - Continued

               b.   Asset Held for Sale Under Coinsurance Program
                    ----------------------------------------------
                    As of December 31, 1993, the former managing general partner, on behalf of the Partnership, had invested in one coinsured mortgage, One East Delaware, which was accounted for as Asset Held for Sale Under Coinsurance Program. In January 1994, the Partnership received net proceeds of approximately $33.2 million from the prepayment of this mortgage and recognized a gain of $1,129,973 in the accompanying statement of operations for the six months ended June 30, 1994. As of June 30, 1994, the Partnership has reinvested the net disposition proceeds in fully insured Acquired Insured Mortgages.

          5.   DISTRIBUTIONS TO UNITHOLDERS

               The distributions paid or accrued to Unitholders on a per Limited Partnership Unit basis for the six months ended June 30, 1994 and 1993 were as follows:

                                                1994           1993
                                              --------       --------
               Quarter ended March 31,        $    .41(1)    $    .23
               Quarter ended June 30,              .29(2)         .21
                                              --------       --------
                 Total                        $    .70       $    .44
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

          (2) This amount includes approximately $.04 per Unit representing previously undistributed accrued interest received from two delinquent mortgages.

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

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


          6.   INVESTMENT IN AFFILIATE AND NOTE PAYABLE TO AFFILIATE

               Effective December 31, 1991, American Insured Mortgage Investors-Series 85, L.P. (AIM 85), an affiliated entity, transferred a GNMA mortgage-backed security (the GNMA security) in the amount of $4,696,548 to IFI in order to capitalize IFI with sufficient net worth under HUD regulations. The Partnership and American Insured Mortgage Investors L.P. - Series 88 (AIM
          88), affiliates of the Partnership, each issued a demand note payable to AIM 85 and recorded an investment in IFI through an affiliate (AIM Mortgage, Inc.) at an amount proportionate to each entity's coinsured mortgages for which IFI was the mortgagee of record as of December 31, 1991. The Partnership accounts for its investment in IFI under the equity method of accounting. Interest expense on the note payable was based on an interest rate of 8% per annum.

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

               In April 1994, IFI received net proceeds of approximately $4.7 million from the prepayment of the GNMA security, which IFI distributed to the AIM Funds, resulting in the recognition of income of $16,151 by the Partnership, which is included in interest and other income for the three and six months ended June 30, 1994 on the accompanying statements of operations. On June 30, 1994, the Partnership repaid its note payable to AIM 85.

               In order to capitalize IFI with sufficient net worth under HUD regulations, in April 1994 AIM 88 transferred a GNMA mortgage-backed security in the amount of $2.0 million to IFI. The Partnership and AIM 85 each issued a demand note payable to AIM 88 and recorded an investment in IFI through an affiliate (AIM Mortgage, Inc.) in proportion to each entity's coinsured mortgages for which IFI was the mortgagee of record as of April 15, 1994. Interest expense on the note payable is based on an interest rate of 7.25% per annum.

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


    7.   TRANSACTIONS WITH RELATED PARTIES

          In addition to the related party transactions described above in Note 6, the General Partner and certain affiliated entities, during the three and six months ended June 30, 1994 and 1993, earned or received compensation or payments for services from the Partnership as follows:

                                       COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                                            For the three months ended
                                                                                           For the six months ended
                                  Capacity in Which
                                                                     June 30,
                                                                                                   June 30,
    Name of Recipient                Served/Item               1994            1993           1994           1993
    -----------------       ----------------------------    ----------      ----------    -----------    -----------
    CRIIMI, Inc.            General Partner/Distribution    $  143,091      $  103,617    $   345,391    $   217,102

    AIM Acquisition         Advisor/Asset Management Fee       393,347(1)      423,570(1)     756,530(2)     847,140(2)
      Partners, L.P.(1)

    CRI                     Affiliate of General Partner/
                              Expense Reimbursement             40,184          48,613        105,093         71,240


    (1)  Of the amounts paid to the Advisor, the Sub-advisor, CRI/AIM
         Management, Inc., earned a fee equal to $115,928 and $124,833, or 28% of Total Invested Assets, for the three months ended June 30, 1994 and 1993, respectively.

    (2)  Of the amounts paid to the Advisor, the Sub-advisor, CRI/AIM
         Management, Inc., earned a fee equal to $222,965 and $249,666, or 28% of Total Invested Assets, for the six months ended June 30, 1994 and 1993, respectively.

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          General
          -------
               As of June 30, 1994, the Partnership had invested in 27 Insured Mortgages with an aggregate amortized cost of approximately $172.8 million, face value of approximately $169.2 million and fair value of approximately $158.4 million. approximately $1.4 million was available for reinvestment in Acquired Insured Mortgages as of June 30, 1994. On July 15, 1994, the Partnership committed substantially all of the amount available for reinvestment to fund fully insured Acquired Insured Mortgages.

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

          Results of Operations
          ---------------------
               Net earnings increased for the six months ended June 30, 1994 as compared to the corresponding period in 1993 primarily due to the gain recognized from the disposition of the mortgage on One East Delaware in January 1994. Partially offsetting this increase was a decrease in mortgage investment income as described below.

               Net earnings decreased for the three months ended June 30, 1994 as compared to the corresponding period in 1993 primarily due to the decrease in mortgage investment income as described below.

               Mortgage investment income decreased for the three and six months ended June 30, 1994, as compared to the corresponding periods in 1993. This decrease was primarily due to a decrease in total invested assets during the three and six months ended June 30, 1994, as compared to the corresponding periods in 1993, attributable to the timing of the reinvestment of net disposition proceeds. Approximately $42.3 million of net disposition proceeds were received in late December 1993 and January 1994 from the disposition of the mortgages on Victoria Pointe Apartments-Phase II and One East Delaware, of which approximately $38.4 million had been reinvested June 30, 1994.

               Interest and other income increased for the three and six months ended June 30, 1994, as compared to the corresponding periods in 1993, primarily due to the short-term investment of net disposition proceeds, as previously discussed.

               Asset management fees decreased for the three and six months ended June 30, 1994 as compared to the corresponding periods in 1993, primarily due to the decrease in total invested assets, as described above.

               General and administrative expenses increased for the three and six months ended June 30, 1994, as compared to the corresponding periods in 1993. This increase was due primarily to an increase in payroll reimbursements and related expenses incurred in connection with the mortgage dispositions, mortgage acquisitions, and mortgages with performance problems, as described below. Also contributing to the increase in general and administrative expenses was the payment in 1994 of a one-time fee in connection with the listing of the Partnership's units on the American Stock Exchange.

               As of December 31, 1993, the Partnership's Insured Mortgages were recorded at amortized cost (excluding Mortgages Held for

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL  CONDITION   AND  RESULTS  OF   OPERATIONS  -
          Continued


          Disposition which were recorded at the lower of cost or market). In connection with the Partnership's implementation of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) on January 1, 1994, the Partnership's Investment in Mortgages is recorded at fair value, as estimated below, as of June 30, 1994. The difference between the amortized cost and the fair value of the Insured Mortgages represents the net unrealized losses on the Partnership's Insured Mortgages and is reported as a separate component of partners' equity as of June 30, 1994.

               The fair value of the fully insured mortgage investments is based on quoted market prices.

               In order to determine the fair value of the coinsured mortgage portfolio, the Partnership valued the coinsured mortgages as though they were fully insured (in the same manner fully insured mortgages were valued). From this amount, the Partnership deducted a discount factor from the face value of the loan. This discount factor is based on the Partnership's historical analysis of the difference in fair value between coinsured loans and fully insured loans.


                                                    As of June 30, 1994
                                                  Amortized        Fair
                                                    Cost           Value
                                                ------------   ------------
             Investment in Mortgages:
               Originated insured mortgages     $131,565,272   $120,096,288
               Acquired insured mortgages         41,261,388     38,322,682
                                                ------------   ------------
                                                $172,826,660   $158,418,970
                                                ============   ============

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL  CONDITION   AND  RESULTS  OF   OPERATIONS  -
          Continued


        The following is a discussion of the Partnership's Investment in Mortgages as of June 30, 1994 and December 31, 1993:

        A. Fully Insured Originated Insured Mortgages and Acquired Insured Mortgages

             The former managing general partner, on behalf of the Partnership, had invested in eight fully insured Originated Insured Mortgages with an aggregate amortized cost of $69,354,701 and $69,539,851 as of June 30, 1994 and December 31, 1993, respectively, and an aggregate face value of $66,772,173 and $66,934,689, respectively. As of June 30, 1994, these mortgages had an aggregate fair value of $65,236,612.

             As of June 30, 1994, the Partnership had invested in twelve fully insured Acquired Insured Mortgages with an aggregate amortized cost of $41,261,388, face value of $41,299,247 and fair value of $38,322,682.
        As of December 31, 1993, the Partnership had invested in two fully insured Acquired Insured Mortgages with an aggregate amortized cost of $3,012,158 and face value of $3,034,084. In addition, approximately $1.4 million was available for reinvestment in Acquired Insured Mortgages as of June 30, 1994. On July 15, 1994, the Partnership committed substantially all of the amount available for reinvestment to fund fully insured Acquired Insured Mortgages.

             In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and six months ended June 30, 1994, the Partnership received $41,059 and $41,059, respectively, from the Participations. During the three and six months ended June 30, 1993, the Partnership received $30,772 and $113,822, respectively, from the Participations. These amounts are included in mortgage investment income in the accompanying statements of operations.

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL  CONDITION   AND  RESULTS  OF   OPERATIONS  -
          Continued


             During the six months ended June 30, 1994, the Partnership purchased the following fully insured Acquired Insured Mortgages:


                                                                                  Effective
                                             Date of            Purchase          Interest
             Complex Name                  Acquisition            Price             Rate
    ------------------------------         -----------         -----------        ---------
    Acquired Insured Mortgages
    --------------------------
    Pleasantview Nursing Home              January 1994        $ 3,496,416           7.847%
    Oakwood Garden Apts.                   February 1994        10,130,271           7.601%
    Cypress Cove                           February 1994         7,151,362           7.209%
    Brighton Manor                         March 1994            1,034,042           7.565%
    Maple Manor                            March 1994            1,264,331           7.343%
    Regency Park Apts.                     March 1994            1,470,000           7.201%
    Hickory Tree Apts.                     April 1994            3,519,405           7.478%
    Oak Grove Apts.                        April 1994            7,111,913           7.539%
    Mountain Village Apts.                 May 1994              1,351,350           7.596%
    Sunflower Apts.                        May 1994              1,831,302           7.595%
                                                               -----------

         Total 1994 investment in fully
           insured Acquired Insured
           Mortgages                                           $38,360,392
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

               1.   Coinsured by third parties
                    --------------------------
                    As of June 30, 1994 and December 31, 1993, the former managing general partner, on behalf of the Partnership, had invested in seven and eight coinsured mortgages, respectively, five of which are coinsured by unaffiliated third party coinsurance lenders under the HUD coinsurance program. Two of the coinsured mortgages which are coinsured by an unaffiliated third party are discussed below. The remaining three coinsured mortgages which are coinsured by unaffiliated third parties are current with respect to the payment of principal and interest. As of June 30, 1994 and December 31, 1993, these three coinsured mortgages had an aggregate amortized cost of $22,619,867 and $22,680,052, respectively, and an aggregate face value of $21,892,086 and $21,945,884, respectively. As of
                    June 30, 1994, these three coinsured mortgages had an aggregate fair value of $19,746,129.

                    The following is a discussion of actual and potential performance problems with respect to the remaining two mortgage investments which are coinsured by an unaffiliated third party:

                    The Originated Insured Mortgage on The Villas, a 405-unit apartment complex located in Lauderhill, Florida, is coinsured by the Patrician Mortgage Company (Patrician). The mortgage had a carrying value of $15,811,482 and $15,856,842 as of June 30, 1994 and
                    December 31, 1993, respectively, and a face value of $16,045,191 and $16,090,551 as of June 30, 1994 and
                    December 31, 1993, respectively. As of June 30, 1994, this mortgage had a fair value of $14,449,437. Since August 1, 1990, the mortgagor has not made the full monthly payments of principal and interest to Patrician. Patrician began collecting rents from the project and continued to make the monthly debt service payments to the Partnership through February 1992. The Partnership and Patrician entered into a modification agreement which provided for reduced payments through July 1992, regular scheduled payments from August 1992 to December 1992, and then increased payments for a period lasting approximately 10 years.

                    The mortgagor of the mortgage on The Villas was unable to comply with the terms of the modification agreement, and as a result, Patrician filed a foreclosure action on October 14, 1993. On November 2, 1993, the mortgagor of The Villas filed for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1993, the bankruptcy court issued an order establishing

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL  CONDITION   AND  RESULTS  OF   OPERATIONS  -
          Continued


                    a cash collateral account for the deposit of rental income and payment of operating expenses of the property underlying the mortgage. Consequently, in November 1993, the mortgagor began remitting the property's net income before debt service to Patrician, which in turn forwarded these funds to the Partnership. As of August 10, 1994, the mortgagor has made payments of principal and interest due on the original mortgage through April 1994, and has made payments of principal and interest due under the modification agreement through August 1993. Patrician is currently litigating the case in bankruptcy court in order to acquire and dispose of the property.

                    The mortgagor of The Villas mortgage is also the mortgagor of the Originated Insured Mortgage on St. Charles Place-Phase II, a 156-unit apartment complex located in Miramar, Florida, which is also coinsured by Patrician. The St. Charles Place-Phase II mortgage had a carrying value equal to its face value of $3,093,395 and $3,098,630 as of June 30, 1994 and December 31,
                    1993, respectively.   As of June 30, 1994, this
                    mortgage had a fair value of $2,786,135. These amounts represent the Partnership's approximately 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 (AIM 88), an affiliate of the Partnership.

                    During 1993, the mortgagor of St. Charles Place-Phase II paid its monthly principal and interest payments to Patrician in arrears, and ceased making monthly debt service payments in October 1993. As the mortgagor was unable to bring the loan current, Patrician filed a foreclosure action on October 14, 1993. On November 2, 1993, the mortgagor of the mortgage on St. Charles Place-Phase II filed for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1993, the bankruptcy court issued an order establishing a cash collateral account for the deposit of rental income and payment of operating expenses of the property underlying the mortgage. Consequently, in November 1993, the mortgagor began remitting the property's net income before debt service to Patrician, which in turn forwarded these funds to the Partnership. As of August 10, 1994, the mortgagor has made payments of principal and interest due on the mortgage through March 1994 to the Partnership. Patrician is currently litigating the case in bankruptcy court in order to acquire and dispose of the property.

                    The General Partner is overseeing Patrician's efforts to complete these foreclosure actions, including the subsequent acquisition and disposition of the above two properties. As the coinsurance lender, Patrician is liable to the Partnership for the outstanding principal balance of both mortgages plus all accrued but unpaid interest through the date of such payment. If the sale of the properties collateralizing the mortgages produces insufficient net proceeds to repay the mortgage obligations to the Partnership, Patrician will be liable to the Partnership for the coinsurance lender's share of the deficiency. Based on the General Partner's assessment of the collateral underlying the mortgages, including information related to the financial condition of Patrician, the General Partner believes the carrying value of these assets is realizable. As a result of Patrician's coinsurance obligation, these mortgages were classified as Investment in Mortgages as of June 30, 1994 and as Mortgages Held for Disposition as of December 31, 1993.

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

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL  CONDITION   AND  RESULTS  OF   OPERATIONS  -
          Continued


              As of June 30, 1994 and December 31, 1993, the remaining two IFI coinsured mortgages, as shown in the table below, are classified as Investment in Mortgages and are current with respect to the payment of principal and interest. The General Partner believes there is adequate collateral value underlying the mortgages. Therefore, no loan losses, other than that described below, were recognized on these mortgages during the six months ended June 30, 1994 and 1993. As of June 30, 1994, these two mortgages had an aggregate fair value of $17,877,975.

                                  Amortized         Face         Amortized          Face
                                                                                                    Loan Losses Recognized
                                    Cost            Value          Cost             Value
                                                                                                   for the six months ended
                                  June 30,         June 30,     December 31,     December 31,      June 30,         June 30,
                                    1994             1994          1993              1993            1994             1993
                                ------------     ------------   ------------     ------------    ------------     ------------
    Pembrook Apartments         $ 15,645,980     $ 15,027,553   $ 15,684,341     $ 15,060,875    $         --     $         --
    Spring Lake Village (a)        5,039,847        5,039,847      5,169,914        5,054,317         115,301(a)            --

    (a)  In March 1994, the mortgage note was amended to reduce the mortgage interest rate from 8.75% to 7.00%.  In connection with the refinancing, the Partnership recognized a loan loss of $115,301 on the accompanying statement of operations for the six months ended June 30, 1994, primarily representing the unamortized balance of acquisition and closing costs paid in connection with the origination of this mortgage.


          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL  CONDITION   AND  RESULTS  OF   OPERATIONS  -
          Continued


               b.   Asset Held for Sale Under Coinsurance Program
                    ----------------------------------------------
                    As of December 31, 1993, the former managing general partner, on behalf of the Partnership, had invested in one coinsured mortgage, One East Delaware, which was accounted for as Asset Held for Sale Under Coinsurance Program. In January 1994, the Partnership received net proceeds of approximately $33.2 million from the prepayment of this mortgage and recognized a gain of $1,129,973 in the accompanying statement of operations for the six months ended June 30, 1994. As of June 30, 1994, the Partnership has reinvested the net disposition proceeds in fully insured Acquired Insured Mortgages.

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

               Net cash provided by operating activities increased for the six months ended June 30, 1994 as compared to the corresponding period in 1993. This increase was primarily due to a decrease in receivables and other assets attributable to the receipt in January 1994 of the remaining net disposition proceeds related to the December 1993 disposition of the mortgage on Victoria Pointe Apartments-Phase II and receipt of accrued interest related to One East Delaware in connection with the disposition of the mortgage as described below. Also contributing to the increase in net cash provided by operating activities was an increase in interest and other income and a decrease in asset management fees, as previously discussed. This increase was partially offset by a decrease in mortgage investment income, as discussed above.

               Net cash used in investing activities increased for the six months ended June 30, 1994 as compared to the corresponding period in 1993 due to the investment of approximately $38.4 million in Acquired Insured Mortgages, which was partially offset by the receipt of net disposition proceeds of approximately $33.2 million from the disposition of the mortgage on One East Delaware.

               Net cash used in financing activities increased for the six months ended June 30, 1994 as compared to the corresponding period in 1993 as a result of an increase in distributions paid to partners. This increase was primarily due to the 1994 distribution of proceeds from the disposition of the mortgage on One East Delaware.

          PART II.  OTHER INFORMATION
          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1994.

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


                                        AMERICAN INSURED MORTGAGE
                                           INVESTORS L.P. - SERIES 86
                                           (Registrant)

                                   By:  CRIIMI, Inc.
                                        General Partner





          August 10, 1994          By:  /s/ Cynthia O. Azzara
          ----------------------        -------------------------
          Date                          Cynthia O. Azzara
                                        Chief Financial Officer