Form 10-Q
period 1994-09-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1994-11-14
CIK 784014

                               FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended          September 30, 1994
                              --------------------

Commission file number             0-15615
                              -----------------

         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
- -----------------------------------------------------------------
          (Exact name of registrant as specified in charter)

               Delaware                          13-2943272
- -------------------------------------      ----------------------
  (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)            Identification No.)

11200 Rockville Pike, Rockville, Maryland           20852
- -----------------------------------------  ----------------------
(Address of principal executive offices)          (Zip Code)

                            (301) 468-9200
- -----------------------------------------------------------------
         (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 14, 1994, 9,576,290 depositary units of limited partnership interest were outstanding.

         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          INDEX TO FORM 10-Q

               FOR THE QUARTER ENDED September 30, 1994

                                                         Page
                                                         ----
PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - September 30, 1994 and
            December 31, 1993 . . . . . . . . . . . . .     3

          Statements of Operations - for the
            three and nine months ended
            September 30, 1994 and 1993 . . . . . . . .     4

          Statement of Changes in Partners' Equity -
            for the nine months ended September 30,
            1994  . . . . . . . . . . . . . . . . . . .     5

          Statements of Cash Flows - for the
            nine months ended September 30, 1994
            and 1993  . . . . . . . . . . . . . . . . .     6

          Notes to Financial Statements . . . . . . . .     7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . .    20

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .    29

Signature   . . . . . . . . . . . . . . . . . . . . . .    30

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            BALANCE SHEETS

                                ASSETS

                                                            September 30,             December 31,
                                                                1994                      1993
                                                            --------------            -------------
                                                             (Unaudited)
Investment in mortgages, at
  fair value
  Originated insured mortgages                               $118,477,467             $          --
  Acquired insured mortgages                                   38,708,882                        --
                                                            -------------             -------------
     Total                                                    157,186,349                        --
                                                            -------------             -------------
Investment in mortgages, at
  amortized cost, net of
  unamortized premium and
  discount:
  Originated insured mortgages                                         --               113,074,158
  Acquired insured mortgages                                           --                 3,012,158
                                                            -------------             -------------
     Total                                                             --               116,086,316
                                                            -------------             -------------
Mortgages held for disposition,
  at lower of cost or market                                           --                18,955,472

Asset held for sale under
  coinsurance program                                                  --                32,103,528

Cash and cash equivalents                                       3,015,115                 9,095,255

Investment in affiliate                                           480,000                 1,730,087

Receivables and other assets                                    1,665,761                 2,805,604
                                                            -------------             -------------
     Total assets                                           $ 162,347,225             $ 180,776,262
                                                            =============             =============

Distributions payable                                       $   3,020,912             $   2,819,518

Note payable and due to
  affiliate                                                       480,000                 1,737,723

Accounts payable and accrued
  expenses                                                        154,188                   212,428
                                                            -------------             -------------
     Total liabilities                                          3,655,100                 4,769,669
                                                            -------------             -------------
Partners' equity:
  Limited partners' equity                                    176,257,473               176,783,204
  General partner's deficit                                      (803,700)                 (776,611)


  Net unrealized losses on
    investment in mortgages                                   (16,761,648)                       --
                                                            -------------             -------------
     Total partners' equity                                   158,692,125               176,006,593
                                                            -------------             -------------
     Total liabilities and
       partners' equity                                     $ 162,347,225             $ 180,776,262
                                                            =============             =============


              The accompanying notes are an integral part
                    of these financial statements.
/PAGE

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                       STATEMENTS OF OPERATIONS

                              (Unaudited)

                                             For the three months ended        For the nine months ended
                                                    September 30,                     September 30,
                                               1994             1993             1994             1993
                                           ------------     ------------     ------------     ------------
Income:
  Mortgage investment income               $  3,394,143     $  3,979,704     $  9,893,810     $ 11,260,036
  Interest and other income                      59,846            8,970          325,251           30,995
                                           ------------     ------------     ------------     ------------
                                              3,453,989        3,988,674       10,219,061       11,291,031
                                           ------------     ------------     ------------     ------------
Expenses:
  Asset management fee to related
    parties                                     407,139          423,570        1,163,669        1,270,710
  General and administrative                    117,103          119,938          466,269          304,658
  Interest expense to affiliate                  17,400           34,754           86,909          104,263
                                           ------------     ------------     ------------     ------------
                                                541,642          578,262        1,716,847        1,679,631
                                           ------------     ------------     ------------     ------------
Earnings before loan loss and
   gain on mortgage disposition               2,912,347        3,410,412        8,502,214        9,611,400

Loan loss                                            --               --         (115,301)              --
Gain on mortgage disposition                         --               --        1,129,973               --
                                           ------------     ------------     ------------     ------------
     Net earnings                          $  2,912,347     $  3,410,412     $  9,516,886     $  9,611,400
                                           ============     ============     ============     ============
Net earnings allocated to:
  Limited partners - 95.1%                 $  2,769,642     $  3,243,302     $  9,050,559     $  9,140,441
  General partner - 4.9%                        142,705          167,110          466,327          470,959
                                           ------------     ------------     ------------     ------------
                                           $  2,912,347     $  3,410,412     $  9,516,886     $  9,611,400
                                           ============     ============     ============     ============
Net earnings per Unit of
  limited partnership interest             $        .29     $        .34     $        .95     $        .95
                                           ============     ============     ============     ============










              The accompanying notes are an integral part
                    of these financial statements.


/PAGE

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

               STATEMENT OF CHANGES IN PARTNERS' EQUITY

             For the nine months ended September 30, 1994

                              (Unaudited)

                                                                              Net
                                                                             Unrealized
                                                                              Losses on
                                             General          Limited        Investment
                                             Partner          Partners       in Mortgages        Total
                                           ------------     ------------     ------------     ------------
Balance, December 31, 1993                 $   (776,611)    $176,783,204     $         --     $176,006,593

  Net earnings                                  466,327        9,050,559               --        9,516,886

  Distributions paid or accrued,
    including return of capital, of
    $1.00 per Unit                             (493,416)      (9,576,290)              --      (10,069,706)

  Net unrealized losses on investment
    in mortgages                                     --               --      (16,761,648)     (16,761,648)
                                           ------------     ------------     ------------     ------------

Balance, September 30, 1994                $   (803,700)    $176,257,473     $(16,761,648)    $158,692,125
                                           ============     ============     ============     ============

Limited Partnership Units outstanding -
  September 30, 1994                                           9,576,290
                                                            ============

/TABLE

              The accompanying notes are an integral part
                    of these financial statements.
/PAGE

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                       STATEMENTS OF CASH FLOWS

                              (Unaudited)

                                                                      For the nine months
                                                                         ended September 30,
                                                                        1994             1993
                                                                    ------------     ------------
Cash flows from operating activities:
  Net earnings                                                      $  9,516,886     $  9,611,400
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
    Loan loss                                                            115,301               --
    Gain on mortgage disposition                                      (1,129,973)              --
    Payments made and treated as an addition to
      Assets Held for Sale Under Coinsurance Program                          --         (288,944)
    Mortgage investment income accrued and treated
      as an addition to Assets Held for Sale Under
      Coinsurance Program                                                     --       (2,325,299)
    Assets and liabilities:
      Decrease in receivables and other assets                         1,139,843           25,413
      Decrease (increase) in investment in and due from affiliate      1,250,087             (216)
      (Decrease) increase in note payable and due to affiliate        (1,257,723)           6,813
      Decrease in accounts payable and accrued expenses                  (58,240)          (6,917)
                                                                    ------------     ------------
        Net cash provided by operating activities                      9,576,181        7,022,250
                                                                    ------------     ------------
Cash flows from investing activities:
  Proceeds from disposition of Asset Held for Sale
    Under Coinsurance Program                                         33,233,501               --
  Investment in Acquired Insured Mortgages                           (39,730,658)              --
  Receipt of mortgage principal from scheduled payments                  709,148          290,420
                                                                    ------------     ------------
        Net cash (used in) provided by investing activities           (5,788,009)         290,420
                                                                    ------------     ------------
Cash flows from financing activities:
  Distributions paid to partners                                      (9,868,312)      (7,652,976)
                                                                    ------------     ------------
Net decrease in cash and cash equivalents                             (6,080,140)        (340,306)

Cash and cash equivalents, beginning of period                         9,095,255        2,557,009
                                                                    ------------     ------------
Cash and cash equivalents, end of period                            $  3,015,115     $  2,216,703
                                                                    ============     ============






                       The accompanying notes are an integral part


                    of these financial statements.
/PAGE

         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)


1.   ORGANIZATION

     American Insured Mortgage Investors L.P. - Series 86 (the Part-nership) was formed under the Uniform Limited Partnership Act of the state of Delaware on October 31, 1985. From inception through September 6, 1991, affiliates of Integrated Resources, Inc. served as managing general partner (with a partnership interest of 4.8%), corporate general partner (with a partnership interest of 0.1%) and associate general partner (with a partnership interest of 0.1%). All of the foregoing general partners are sometimes collectively referred to as former general partners.

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. is a wholly- owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE), formerly CRI Insured Mortgage Association, Inc., which is managed by an adviser whose general partner is C.R.I., Inc. (CRI).

     AIM Acquisition Partners, L.P. (the Advisor) serves as the adviser of the Partnership. The general partner of the Advisor is AIM Acquisition Corporation (AIM Acquisition) and the limited partners include an entity owned by CRIIMI MAE and CRI. A sub-advisory agreement exists whereby CRI/AIM Management, Inc. (the Sub-Advisor), an affiliate of CRI, manages the Partnership's portfolio.

     Until the change in the Partnership's investment policy, as discussed below, the Partnership was in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages, and together with Originated Insured Mortgages, referred to herein as Insured Mortgages). As of September 30, 1994, the Partnership had invested in either Originated Insured Mortgages which are insured or guaranteed, in whole or in part, by the Federal Housing Administration (FHA) or Acquired Insured Mortgages which are fully insured (as more fully described below).

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

     The United States Congress recently repealed portions of the Federal tax code which have had an adverse impact on tax-exempt investors in "publicly traded partnerships." This tax code change,

         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)

1.   ORGANIZATION - Continued

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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 1994 and December 31, 1993 and the results of its operations for the three and nine months ended September 30, 1994 and 1993 and its cash flows for the nine months ended September 30, 1994 and 1993.

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

3.   SIGNIFICANT ACCOUNTING POLICIES

     Investment in Mortgages
     -----------------------
          In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS
     115). This statement requires that investments in debt and equity securities be classified into one of the following investment categories based upon the circumstances under which such securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, certain debt securities that an enterprise has both the ability and intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. This statement is effective for fiscal years beginning after December 15, 1993. As such, the Partnership has implemented this statement as of January 1, 1994.

         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)

3.   SIGNIFICANT ACCOUNTING POLICIES - Continued

          As of September 30, 1994, the weighted average remaining term of the Partnership's Insured Mortgages was approximately 34 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 26 years, on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its Insured Mortgages, the Partnership does not have the ability, at this time, to hold its Insured Mortgages to maturity. Consequently, the General Partner believes that the Partnership's Insured Mortgages should be included in the Available for Sale category. Although the Partnership's Insured Mortgages are classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell such Insured Mortgages, other than those which may be sold as a result of a default.

          In connection with this classification, as of September 30, 1994, all of the Partnership's Insured Mortgages are recorded at fair value, with the net unrealized gains or losses on the Partnership's Investment in Mortgages reported as a separate component of partners' equity. Subsequent increases or decreases in the fair value of Insured Mortgages shall be included as a separate component of partners' equity. Realized gains and losses for Insured Mortgages classified as Available for Sale will continue to be reported in earnings. The amortized cost of the Insured Mortgages in this category is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income. Prior to January 1, 1994, the Partnership accounted for its Investment in Mortgages at amortized cost.

     Reclassification
     ----------------
          Certain amounts in the financial statements as of December 31, 1993 have been reclassified to conform with the 1994 presentation.

     Statements of Cash Flows
     ------------------------
          Interest paid to an affiliate of the Partnership during the nine months ended September 30, 1994 was $46,586. No cash payments were made for interest expense during the nine months ended September 30, 1993.
4.   INVESTMENT IN MORTGAGES

     In connection with the Partnership's implementation of SFAS 115 on January 1, 1994 (see Note 3), the Partnership's Investment in
Mortgages is recorded at fair value, as estimated below, as of September 30, 1994. The difference between the amortized cost and the

         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)

4.   INVESTMENT IN MORTGAGES - Continued

fair value of the Insured Mortgages represents the net unrealized losses on the Partnership's Insured Mortgages and is reported as a separate component of partners' equity as of September 30, 1994.

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

     The following table summarizes the Partnership's Investment in Mortgages as of September 30, 1994:

                                    Amortized        Fair
                                       Cost          Value
                                   ------------   ------------
Investment in Mortgages:
  Originated insured mortgages     $131,390,533   $118,477,467
  Acquired insured mortgages         42,557,464     38,708,882
                                   ------------   ------------
                                   $173,947,997   $157,186,349
                                   ============   ============

/TABLE

         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)

4.   INVESTMENT IN MORTGAGES - Continued

     The following is a discussion of the Partnership's Investment in Mortgages as of September 30, 1994 and December 31, 1993:

     A.   Fully Insured Originated Insured Mortgages and Acquired
            Insured Mortgages

          The former managing general partner, on behalf of the Partnership, had invested in eight fully insured Originated Insured Mortgages with an aggregate amortized cost of $69,259,353 and $69,539,851 as of September 30, 1994 and December 31, 1993, respectively, and an aggregate face value of $66,688,363 and $66,934,689, respectively. As of September 30, 1994, these mortgages had an aggregate fair value of $64,388,088.

          As of September 30, 1994, the Partnership had invested in thirteen fully insured Acquired Insured Mortgages with an aggregate amortized cost of $42,557,464, face value of $42,498,596 and fair value of $38,708,882. As of December 31, 1993, the Partnership had invested in two fully insured Acquired Insured Mortgages with an aggregate amortized cost of $3,012,158 and face value of $3,034,084. In addition, approximately $52,000 was available for reinvestment in Acquired Insured Mortgages as of September 30, 1994.

          During the nine months ended September 30, 1994, the Partnership purchased the following fully insured Acquired
     Insured Mortgages:


                                                                                         Effective
                                             Date of                Purchase             Interest
         Complex Name                      Acquisition               Price                  Rate
- ------------------------------             -----------            -----------            ---------
Acquired Insured Mortgages
- --------------------------
Pleasantview Nursing Home                  January 1994           $ 3,496,416              7.847%
Oakwood Garden Apts.                       February 1994           10,130,271              7.601%
Cypress Cove                               February 1994            7,151,362              7.209%
Brighton Manor                             March 1994               1,034,042              7.565%
Maple Manor                                March 1994               1,264,331              7.343%
Regency Park Apts.                         March 1994               1,470,000              7.201%
Hickory Tree Apts.                         April 1994               3,519,405              7.478%
Oak Grove Apts.                            April 1994               7,111,913              7.539%
Mountain Village Apts.                     May 1994                 1,351,350              7.596%
Sunflower Apts.                            May 1994                 1,831,302              7.595%
Main Street Apts.                          September 1994           1,370,266              8.776%
                                                                  -----------

     Total 1994 investment in fully

         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)

4.   INVESTMENT IN MORTGAGES - Continued

       insured Acquired Insured
       Mortgages                                                  $39,730,658
                                                                  ===========
/TABLE

         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)

4.   INVESTMENT IN MORTGAGES - Continued

          In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and nine months ended September 30, 1994, the Partnership received $0 and $41,059, respectively, from the Participations. During the three and nine months ended September 30, 1993, the Partnership received $0 and $113,822, respectively, from the Participations. These amounts are included in mortgage investment income in the accompanying statements of operations.

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

     1.   Coinsured by third parties
          --------------------------
          As of September 30, 1994 and December 31, 1993, the former managing general partner, on behalf of the Partnership, had invested in seven and eight coinsured mortgages, respectively. Five are coinsured by unaffiliated third party coinsurance lenders under the HUD coinsurance program. As of September 30, 1994, three of the five coinsured mortgages which are coinsured by unaffiliated third parties are current with respect to the payment of principal and interest. However, as of November 14, 1994, two of these three coinsured mortgages are delinquent with respect to payment of principal and interest. The General Partner is attempting to collect the delinquent payments from the coinsuring lender. As of September 30, 1994 and December 31, 1993, these three coinsured mortgages had an aggregate amortized cost of $22,588,866 and $22,680,052, respectively, and an aggregate face value of $21,864,342 and $21,945,884, respectively. As of September 30, 1994, these three

         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)

4.   INVESTMENT IN MORTGAGES - Continued

          coinsured mortgages had an aggregate fair value of $19,469,739.

          The following is a discussion of actual and potential performance problems with respect to the remaining two mortgage investments which are coinsured by an unaffiliated third party:

          The Originated Insured Mortgage on The Villas, a 405-unit apartment complex located in Lauderhill, Florida, is coinsured by the Patrician Mortgage Company (Patrician).
          The mortgage had a carrying value of $15,794,447 and $15,856,842 as of September 30, 1994 and December 31, 1993,
          respectively, and a face value of $16,028,157 and $16,090,551 as of September 30, 1994 and December 31, 1993,
          respectively. As of September 30, 1994, this mortgage had a fair value of $14,243,081. Since August 1, 1990, the mortgagor has not made the full monthly payments of principal and interest to Patrician. Patrician began collecting rents from the project and continued to make the monthly debt service payments to the Partnership through February 1992. The Partnership and Patrician entered into a modification agreement which provided for reduced payments through July 1992, regular scheduled payments from August 1992 to December 1992, and then increased payments for a period lasting approximately 10 years.

          The mortgagor of the mortgage on The Villas was unable to comply with the terms of the modification agreement, and as a result, Patrician filed a foreclosure action on October 14, 1993. On November 2, 1993, the mortgagor of The Villas filed for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1993, the bankruptcy court issued an order establishing a cash collateral account for the deposit of rental income and payment of operating expenses of the property underlying the mortgage. Consequently, in November 1993, the mortgagor began remitting the property's net income before debt service to Patrician, which in turn forwarded these funds to the Partnership. As of November 14, 1994, the mortgagor has made payments of principal and interest due on the original mortgage through July 1994, and has made payments of principal and interest due under the modification agreement through August 1993. Patrician is currently litigating the case in bankruptcy court in order to acquire and dispose of the property.

          The mortgagor of The Villas mortgage is also the mortgagor of the Originated Insured Mortgage on St. Charles Place-
          Phase II, a 156-unit apartment complex located in Miramar,

         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)

4.   INVESTMENT IN MORTGAGES - Continued

          Florida, which is also coinsured by Patrician. The St. Charles Place-Phase II mortgage had a carrying value equal to its face value of $3,090,181 and $3,098,630 as of
          September 30, 1994 and December 31, 1993, respectively.   As
          of September 30, 1994, this mortgage had a fair value of $2,747,675. These amounts represent the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 (AIM 88), an affiliate of the Partnership.

          During 1993, the mortgagor of St. Charles Place-Phase II paid its monthly principal and interest payments to Patrician in arrears, and ceased making monthly debt service payments in October 1993. As the mortgagor was unable to bring the loan current, Patrician filed a foreclosure action on October 14, 1993. On November 2, 1993, the mortgagor filed for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1993, the bankruptcy court issued an order establishing a cash collateral account for the deposit of rental income and payment of operating expenses of the property underlying the mortgage. Consequently, in November 1993, the mortgagor began remitting the property's net income before debt service to Patrician, which in turn forwarded these funds to the Partnership. As of November 14, 1994, the mortgagor has made payments of principal and interest due on the mortgage through April 1994 to the Partnership. Patrician is currently litigating the case in bankruptcy court in order to acquire and dispose of the property.

          The General Partner is overseeing Patrician's efforts to complete these foreclosure actions, including the subsequent acquisition and disposition of the above two properties. As the coinsurance lender, Patrician is liable to the Partnership for the outstanding principal balance of both mortgages plus all accrued but unpaid interest through the date of such payment. If the sale of the properties collateralizing the mortgages produces insufficient net proceeds to repay the mortgage obligations to the Partnership, Patrician will be liable to the Partnership for the coinsurance lender's share of the deficiency. Based on the General Partner's assessment of the collateral underlying the mortgages, including information related to the financial condition of Patrician, the General Partner believes the carrying value of these assets is realizable.
          As a result of Patrician's coinsurance obligation, these mortgages were classified as Investment in Mortgages as of September 30, 1994 and as Mortgages Held for Disposition as of December 31, 1993. The Partnership intends to reinvest

         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)

4.   INVESTMENT IN MORTGAGES - Continued

          any net disposition proceeds from these mortgages in fully insured Acquired Insured Mortgages, provided the net disposition proceeds are received prior to the expiration of the Partnership's reinvestment period on December 31, 1994.

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

     2.   Coinsured by affiliate
          ----------------------
     a. As of December 31, 1993, the former managing general partner, on behalf of the Partnership, had invested in three coinsured originated mortgages where the coinsurance lender is Integrated Funding, Inc. (IFI). As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss. In January 1994, the Partnership disposed of one of these mortgages, One East Delaware, which was classified as an Asset Held for Sale Under Coinsurance Program as of December 31, 1993, as discussed below.

         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)

4.   INVESTMENT IN MORTGAGES - Continued

          As of September 30, 1994 and December 31, 1993, the remaining two IFI coinsured mortgages, as shown in the table below, are classified as Investment in Mortgages and are current with respect to the payment of principal and interest. The General Partner believes there is adequate collateral value underlying the mortgages. Therefore, no loan losses, other than that described below, were recognized on these mortgages during the nine months ended September 30, 1994 and 1993. As of September 30, 1994, these two mortgages had an aggregate fair value of $17,628,884.

                           Amortized           Face          Amortized          Face              Loan Losses Recognized
                              Cost             Value           Cost             Value           for the nine months ended
                          September 30,    September 30,    December 31,     December 31,     September 30,    September 30,
                              1994             1994             1993             1993             1994             1993
                          -------------    -------------    ------------     ------------     -------------    ------------
Pembrook Apartments       $15,626,229      $15,010,371      $15,684,341      $ 15,060,875     $         --     $         --
Spring Lake Village (a)     5,031,457        5,031,457        5,169,914         5,054,317          115,301(a)            --

         (a)     In March 1994, the mortgage note was amended to reduce the mortgage interest rate from 8.75% to 7.00%.  In connection with the refinancing, the Partnership recognized a loan loss of $115,301 on the accompanying statement of operations for the nine months ended September 30, 1994, primarily representing the unamortized balance of acquisition and closing costs paid in connection with the origination of this mortgage.


         b.   Asset Held for Sale Under Coinsurance Program
          ----------------------------------------------
          As of December 31, 1993, the former managing general partner, on behalf of the Partnership, had invested in one coinsured mortgage, One East Delaware, which was accounted for as Asset Held for Sale Under Coinsurance Program. In January 1994, the Partnership received net proceeds of approximately $33.2 million from the prepayment of this mortgage and recognized a gain of $1,129,973 in the accompanying statement of operations for the nine months ended September 30, 1994. As of September 30, 1994, the Partnership has reinvested the net disposition proceeds in fully insured Acquired Insured Mortgages.

         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)


5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Limited Partnership Unit basis for the nine months ended September 30, 1994 and 1993 were as follows:

                                     1994           1993
                                   --------       --------
     Quarter ended March 31,       $    .41(1)    $    .23
     Quarter ended June 30,             .29(2)         .21
     Quarter ended September 30,        .30(3)         .29(4)
                                   --------       --------
       Total                       $   1.00       $    .73
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

(3) This amount includes approximately $.03 per Unit representing previously undistributed accrued interest received from two delinquent mortgages.

(4)   In September 1993, the Partnership received $591,872 (approximately
      $.06 per Unit) from the mortgage on Victoria Pointe Apartments-Phase II
      (classified as AHFS), representing mortgage interest from October 1991 through June 1992, and a partial payment for July 1992. The
      Partnership distributed approximately $.03 per Unit of this previously undistributed interest and reserved approximately $.03 per Unit for the continued funding of coinsurance expenses for the mortgages which are classified as AHFS.

      The basis for paying distributions to Unitholders is cash flow from operations, which is comprised of regular interest income and principal from Insured Mortgages and gain, if any, from mortgage dispositions. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or

         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)

5.   DISTRIBUTIONS TO UNITHOLDERS - Continued

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

     In 1992, IFI entered into an expense reimbursement agreement with the Partnership, AIM 85 and AIM 88 (the AIM Funds) whereby IFI reimburses the AIM Funds for general and administrative expenses incurred on behalf of IFI. The expense reimbursement is allocated to the AIM Funds based on an amount proportionate to each entity's coinsured mortgage investments. The expense reimbursement, along with the Partnership's equity interest in IFI's net income or loss, substantially equals the Partnership's interest expense on the note payable.

     In April 1994, IFI received net proceeds of approximately $4.7 million from the prepayment of the GNMA security, which IFI distributed to the AIM Funds, resulting in the recognition of income of $16,151 by the Partnership, which is included in interest and other income for the nine months ended September 30, 1994 on the accompanying statements of operations. On June 30, 1994, the Partnership repaid its note payable to AIM 85.

     As a result of the prepayment, in April 1994 AIM 88 transferred another GNMA mortgage-backed security in the amount of approximately $2.0 million to IFI in order to capitalize IFI with sufficient net worth under HUD regulations. The Partnership and AIM 85 each issued a demand note payable to AIM 88 and recorded an investment in IFI through an affiliate (AIM Mortgage, Inc.) in proportion to each entity's coinsured mortgages for which IFI was the mortgagee of record as of April 15, 1994. Interest expense on the note payable is based on an interest rate of 7.25% per annum.

         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)


7.   TRANSACTIONS WITH RELATED PARTIES

      In addition to the related party transactions described above in
Note 6, the General Partner and certain affiliated entities, during the three and nine months ended September 30, 1994 and 1993, earned or received compensation or payments for services from the Partnership as follows:

                                                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                                        For the three months ended       For the nine months ended
                           Capacity in Which                  September 30,                   September 30,
Name of Recipient             Served/Item                 1994             1993           1994             1993
- -----------------    ----------------------------      ----------       ----------     -----------      -----------
CRIIMI, Inc.         General Partner/Distribution      $  148,025       $  143,088     $   493,416      $   360,190

AIM Acquisition      Advisor/Asset Management Fee         407,139(1)       423,570(1)    1,163,669(2)     1,270,710(2)
  Partners, L.P.(1)

CRI                  Affiliate of General Partner/
                       Expense Reimbursement               29,702           34,382         134,795          105,622


(1)      Of the amounts paid to the Advisor, the Sub-advisor, CRI/AIM Management, Inc., earned a fee equal to $119,988 and $124,833, or 28% of Total Invested Assets, for the three months ended September 30, 1994 and 1993, respectively.

(2)      Of the amounts paid to the Advisor, the Sub-advisor, CRI/AIM Management, Inc., earned a fee equal to $342,953 and $374,499, or 28% of Total Invested Assets, for the nine months ended September 30, 1994 and 1993, respectively.
/TABLE

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- -------
     As of September 30, 1994, the Partnership had invested in 28 Insured Mortgages with an aggregate amortized cost of approximately $173.9 million, face value of approximately $170.2 million and fair value of approximately $157.2 million. In addition, approximately $52,000 was available for reinvestment in Acquired Insured Mortgages as of September 30, 1994.

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

Results of Operations
- ---------------------
     Net earnings decreased for the nine months ended September 30, 1994 as compared to the corresponding period in 1993 primarily due to the decrease in mortgage investment income as described below. Partially offsetting this decrease was the gain recognized from the disposition of the mortgage on One East Delaware in January 1994. Net earnings decreased for the three months ended September 30, 1994 as compared to the corresponding period in 1993 primarily due to the decrease in mortgage investment income as described below.

     Mortgage investment income decreased for the three and nine months ended September 30, 1994, as compared to the corresponding periods in 1993. This decrease was primarily due to a decrease in total invested assets during the three and nine months ended September 30, 1994, as compared to the corresponding periods in 1993, attributable to the timing of the reinvestment of net disposition proceeds. Approximately $42.3 million of net disposition proceeds (which included approximately $2.6 million in accrued interest and capital gain) were received in late December 1993 and January 1994 from the disposition of the mortgages on Victoria Pointe Apartments-Phase II and One East Delaware, of which approximately $39.7 million had been reinvested in mortgages through September 30, 1994. Also contributing to the decrease in mortgage investment income was a reduction in mortgage interest rates on Acquired Insured Mortgages purchased during 1994 as compared to the mortgage interest rates on Insured Mortgages which were disposed of in late 1993 and early 1994.

     Interest and other income increased for the three and nine months ended September 30, 1994, as compared to the corresponding periods in 1993, primarily due to the short-term investment of net disposition proceeds, as previously discussed.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


     Asset management fees decreased for the three and nine months ended September 30, 1994 as compared to the corresponding periods in 1993, primarily due to the decrease in total invested assets, as described above.

     General and administrative expenses increased for the nine months ended September 30, 1994, as compared to the corresponding period in 1993. This increase was due primarily to an increase in payroll reimbursements and related expenses incurred in connection with the mortgage dispositions, mortgage acquisitions, and mortgages with performance problems, as described below. Also contributing to the increase in general and administrative expenses was the payment in 1994 of a one-time fee in connection with the listing of the Partnership's units on the American Stock Exchange.

Investment in Mortgages

     As of December 31, 1993, the Partnership's Insured Mortgages were recorded at amortized cost (excluding Mortgages Held for Disposition which were recorded at the lower of cost or market). In connection with the Partnership's implementation of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) on January 1, 1994, the Partnership's Investment in Mortgages is recorded at fair value, as estimated below, as of September 30, 1994. The difference between the amortized cost and the fair value of the Insured Mortgages represents the net unrealized losses on the Partnership's Insured Mortgages and is reported as a separate component of partners' equity as of September 30, 1994.

     The fair value of the fully insured mortgage investments is based on quoted market prices. In order to determine the fair value of the coinsured mortgage portfolio, the Partnership valued the coinsured mortgages as though they were fully insured (in the same manner fully insured mortgages were valued). From this amount, the Partnership deducted a discount factor from the face value of the loan. This discount factor is based on the Partnership's historical analysis of the difference in fair value between coinsured loans and fully insured loans.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


     The following table summarizes the Partnership's Investment in Mortgages as of September 30, 1994:

                                    Amortized        Fair
                                       Cost          Value
                                   ------------   ------------
Investment in Mortgages:
  Originated insured mortgages     $131,390,533   $118,477,467
  Acquired insured mortgages         42,557,464     38,708,882
                                   ------------   ------------
                                   $173,947,997   $157,186,349
                                   ============   ============

     The following is a discussion of the Partnership's Investment in Mortgages as of September 30, 1994 and December 31, 1993:

     A.   Fully Insured Originated Insured Mortgages and Acquired
            Insured Mortgages

          The former managing general partner, on behalf of the Partnership, had invested in eight fully insured Originated Insured Mortgages with an aggregate amortized cost of $69,259,353 and $69,539,851 as of September 30, 1994 and December 31, 1993, respectively, and an aggregate face value of $66,688,363 and $66,934,689, respectively. As of September 30, 1994, these mortgages had an aggregate fair value of $64,388,088.

          As of September 30, 1994, the Partnership had invested in thirteen fully insured Acquired Insured Mortgages with an aggregate amortized cost of $42,557,464, face value of $42,498,596 and fair value of $38,708,882. As of December 31, 1993, the Partnership had invested in two fully insured Acquired Insured Mortgages with an aggregate amortized cost of $3,012,158 and face value of $3,034,084. In addition, approximately $52,000 was available for reinvestment in Acquired Insured Mortgages as of September 30, 1994.

          During the nine months ended September 30, 1994, the Partnership purchased the following fully insured Acquired
     Insured Mortgages:

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued



                                                                                         Effective
                                             Date of                Purchase             Interest
         Complex Name                      Acquisition               Price                  Rate
- ------------------------------             -----------            -----------            ---------
Acquired Insured Mortgages
- --------------------------
Pleasantview Nursing Home                  January 1994           $ 3,496,416              7.847%
Oakwood Garden Apts.                       February 1994           10,130,271              7.601%
Cypress Cove                               February 1994            7,151,362              7.209%
Brighton Manor                             March 1994               1,034,042              7.565%
Maple Manor                                March 1994               1,264,331              7.343%
Regency Park Apts.                         March 1994               1,470,000              7.201%
Hickory Tree Apts.                         April 1994               3,519,405              7.478%
Oak Grove Apts.                            April 1994               7,111,913              7.539%
Mountain Village Apts.                     May 1994                 1,351,350              7.596%
Sunflower Apts.                            May 1994                 1,831,302              7.595%
Main Street Apts.                          September 1994           1,370,266              8.776%
                                                                  -----------

     Total 1994 investment in fully
       insured Acquired Insured
       Mortgages                                                  $39,730,658
                                                                  ===========

                 In addition to base interest payments under Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and nine months ended September 30, 1994, the Partnership received $0 and $41,059, respectively, from the Participations. During the three and nine months ended September 30, 1993, the Partnership received $0 and $113,822, respectively, from the Participations. These amounts are included in mortgage investment income in the accompanying statements of operations.

     B.   Coinsured Mortgages
          -------------------
          As discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993, under the HUD coinsurance program, both HUD and the coinsurance lender are responsible for paying a portion of the insurance benefits if a mortgagor defaults and the sale of the development collateralizing the mortgage produces insufficient net proceeds to repay the mortgage obligation. In such case, the coinsurance lender will be liable to the Partnership for the first part of such loss in an amount up to 5% of the outstanding principal balance of the mortgage as of the date foreclosure proceedings are instituted or the deed is

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


     acquired in lieu of foreclosure. For any loss greater than 5% of the outstanding principal balance, the responsibility for paying the insurance benefits will be borne on a pro-rata basis, 85% by HUD and 15% by the coinsurance lender.

     1.   Coinsured by third parties
          --------------------------
          As of September 30, 1994 and December 31, 1993, the former managing general partner, on behalf of the Partnership, had invested in seven and eight coinsured mortgages, respectively. Five are coinsured by unaffiliated third party coinsurance lenders under the HUD coinsurance program. As of September 30, 1994, three of the five coinsured mortgages which are coinsured by unaffiliated third parties are current with respect to the payment of principal and interest. However, as of November 14, 1994, two of these three coinsured mortgages are delinquent with respect to payment of principal and interest. The General Partner is attempting to collect the delinquent payments from the coinsuring lender. As of September 30, 1994 and December 31, 1993, these three coinsured mortgages had an aggregate amortized cost of $22,588,866 and $22,680,052, respectively, and an aggregate face value of $21,864,342 and $21,945,884, respectively. As of September 30, 1994, these three coinsured mortgages had an aggregate fair value of $19,469,739.

          The following is a discussion of actual and potential performance problems with respect to the remaining two mortgage investments which are coinsured by an unaffiliated third party:

          The Originated Insured Mortgage on The Villas, a 405-unit apartment complex located in Lauderhill, Florida, is coinsured by the Patrician Mortgage Company (Patrician).
          The mortgage had a carrying value of $15,794,447 and $15,856,842 as of September 30, 1994 and December 31, 1993,
          respectively, and a face value of $16,028,157 and $16,090,551 as of September 30, 1994 and December 31, 1993,
          respectively. As of September 30, 1994, this mortgage had a fair value of $14,243,081. Since August 1, 1990, the mortgagor has not made the full monthly payments of principal and interest to Patrician. Patrician began collecting rents from the project and continued to make the monthly debt service payments to the Partnership through February 1992. The Partnership and Patrician entered into a modification agreement which provided for reduced payments through July 1992, regular scheduled payments from August 1992 to December 1992, and then increased payments for a period lasting approximately 10 years.

          The mortgagor of the mortgage on The Villas was unable to comply with the terms of the modification agreement, and as

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


          a result, Patrician filed a foreclosure action on October 14, 1993. On November 2, 1993, the mortgagor of The Villas filed for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1993, the bankruptcy court issued an order establishing a cash collateral account for the deposit of rental income and payment of operating expenses of the property underlying the mortgage. Consequently, in November 1993, the mortgagor began remitting the property's net income before debt service to Patrician, which in turn forwarded these funds to the Partnership. As of November 14, 1994, the mortgagor has made payments of principal and interest due on the original mortgage through July 1994, and has made payments of principal and interest due under the modification agreement through August 1993. Patrician is currently litigating the case in bankruptcy court in order to acquire and dispose of the property.

          The mortgagor of The Villas mortgage is also the mortgagor of the Originated Insured Mortgage on St. Charles Place-Phase II, a 156-unit apartment complex located in Miramar, Florida, which is also coinsured by Patrician. The St. Charles Place-Phase II mortgage had a carrying value equal to its face value of $3,090,181 and $3,098,630 as of
          September 30, 1994 and December 31, 1993, respectively.   As
          of September 30, 1994, this mortgage had a fair value of $2,747,675. These amounts represent the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 (AIM 88), an affiliate of the Partnership.

          During 1993, the mortgagor of St. Charles Place-Phase II paid its monthly principal and interest payments to Patrician in arrears, and ceased making monthly debt service payments in October 1993. As the mortgagor was unable to bring the loan current, Patrician filed a foreclosure action on October 14, 1993. On November 2, 1993, the mortgagor filed for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1993, the bankruptcy court issued an order establishing a cash collateral account for the deposit of rental income and payment of operating expenses of the property underlying the mortgage. Consequently, in November 1993, the mortgagor began remitting the property's net income before debt service to Patrician, which in turn forwarded these funds to the Partnership. As of November 14, 1994, the mortgagor has made payments of principal and interest due on the mortgage through April 1994 to the Partnership. Patrician is currently litigating the case in bankruptcy court in order to acquire and dispose of the property.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


          The General Partner is overseeing Patrician's efforts to complete these foreclosure actions, including the subsequent acquisition and disposition of the above two properties. As the coinsurance lender, Patrician is liable to the Partnership for the outstanding principal balance of both mortgages plus all accrued but unpaid interest through the date of such payment. If the sale of the properties collateralizing the mortgages produces insufficient net proceeds to repay the mortgage obligations to the Partnership, Patrician will be liable to the Partnership for the coinsurance lender's share of the deficiency. Based on the General Partner's assessment of the collateral underlying the mortgages, including information related to the financial condition of Patrician, the General Partner believes the carrying value of these assets is realizable. As a result of Patrician's coinsurance obligation, these mortgages were classified as Investment in Mortgages as of September 30, 1994 and as Mortgages Held for Disposition as of December 31, 1993. The Partnership intends to reinvest any net disposition proceeds from these mortgages in fully insured Acquired Insured Mortgages, provided the net disposition proceeds are received prior to the expiration of the Partnership's reinvestment period on December 31, 1994.

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

          As of September 30, 1994 and December 31, 1993, the remaining two IFI coinsured mortgages, as shown in the table

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


          below, are classified as Investment in Mortgages and are current with respect to the payment of principal and interest. The General Partner believes there is adequate collateral value underlying the mortgages. Therefore, no loan losses, other than that described below, were recognized on these mortgages during the nine months ended September 30, 1994 and 1993. As of September 30, 1994, these two mortgages had an aggregate fair value of $17,628,884.

                           Amortized           Face          Amortized          Face              Loan Losses Recognized
                              Cost             Value           Cost             Value           for the nine months ended
                          September 30,    September 30,    December 31,     December 31,     September 30,    September 30,
                              1994             1994             1993             1993             1994             1993
                          -------------    -------------    ------------     ------------     -------------    ------------
Pembrook Apartments       $15,626,229      $15,010,371      $15,684,341      $ 15,060,875     $         --     $         --
Spring Lake Village (a)     5,031,457        5,031,457        5,169,914         5,054,317          115,301(a)            --

         (a)     In March 1994, the mortgage note was amended to reduce the mortgage interest rate from 8.75% to 7.00%.  In connection with the refinancing, the Partnership recognized a loan loss of $115,301 on the accompanying statement of operations for the nine months ended September 30, 1994, primarily representing the unamortized balance of acquisition and closing costs paid in connection with the origination of this mortgage.


         b.   Asset Held for Sale Under Coinsurance Program
          ----------------------------------------------
          As of December 31, 1993, the former managing general partner, on behalf of the Partnership, had invested in one coinsured mortgage, One East Delaware, which was accounted for as Asset Held for Sale Under Coinsurance Program. In January 1994, the Partnership received net proceeds of approximately $33.2 million from the prepayment of this mortgage and recognized a gain of $1,129,973 in the accompanying statement of operations for the nine months ended September 30, 1994. As of September 30, 1994, the Partnership has reinvested the net disposition proceeds in fully insured Acquired Insured Mortgages.

Liquidity and Capital Resources
- -------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient to meet operating requirements.

     The basis for paying distributions to Unitholders is cash flow from operations, which is comprised of regular interest income and principal from Insured Mortgages and gain, if any, from mortgage dispositions. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and the professional fees and foreclosure and acquisition costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

     Net cash provided by operating activities increased for the nine months ended September 30, 1994 as compared to the corresponding period in 1993. This increase was primarily due to a decrease in receivables and other assets attributable to the receipt in January 1994 of the remaining net disposition proceeds related to the December 1993 disposition of the mortgage on Victoria Pointe Apartments-Phase II and receipt of accrued interest related to One East Delaware in connection with the disposition of the mortgage as described below. Also contributing to the increase in net cash provided by operating activities was an increase in interest and other income and a decrease in asset management fees, as previously discussed. These increases were partially offset by a decrease in mortgage investment income, as discussed above.

     Net cash used in investing activities increased for the nine months ended September 30, 1994 as compared to the corresponding period in 1993 due to the 1994 investment of approximately $39.7 million in Acquired Insured Mortgages, which was partially offset by the receipt of net disposition proceeds of approximately $33.2 million from the disposition of the mortgage on One East Delaware.

     Net cash used in financing activities increased for the nine months ended September 30, 1994 as compared to the corresponding period in 1993 as a result of an increase in distributions paid to partners. This increase was primarily due to the 1994 distribution of proceeds from the disposition of the mortgage on One East Delaware.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1994.

     The exhibits filed as part of this report are listed below:

          Exhibit No.            Description

             27               Financial Data Schedule

                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICAN INSURED MORTGAGE
                                 INVESTORS L.P. - SERIES 86
                                 (Registrant)

                         By:  CRIIMI, Inc.
                              General Partner





November 14, 1994        By:  /s/ Cynthia O. Azzara
- ----------------------        -------------------------
Date                          Cynthia O. Azzara
                              Vice President and
                                Chief Financial Officer