Form 10-K
period 1994-12-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1995-03-28
CIK 784014

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1994
                              ------------------

Commission file number             1-12704
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

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
    Title of each class                      which registered
- --------------------------------      ---------------------------
 Depositary Units of Limited            American Stock Exchange
   Partnership Interest

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
- -----------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                           ----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 24, 1995, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $117,303,427.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                         1994 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                         Page
                                                         ----
Item 1.   Business  . . . . . . . . . . . . . . . . . .     4
Item 2.   Properties  . . . . . . . . . . . . . . . . .     5
Item 3.   Legal Proceedings . . . . . . . . . . . . . .     5
Item 4.   Submission of Matters to a Vote of
            Security Holders  . . . . . . . . . . . . .     5

                                     PART II
                                     -------
Item 5.   Market for Registrant's Securities and
            Related Security Holder Matters . . . . . .     5
Item 6.   Selected Financial Data . . . . . . . . . . .     8
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . .     9
Item 8.   Financial Statements and Supplementary
            Data  . . . . . . . . . . . . . . . . . . .    22
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure  . .    22

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers of the
            Registrant  . . . . . . . . . . . . . . . .    23
Item 11.  Executive Compensation  . . . . . . . . . . .    24
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . .    24
Item 13.  Certain Relationships and Related
            Transactions  . . . . . . . . . . . . . . .    24

                                     PART IV
                                     -------
Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . .    25

Signatures  . . . . . . . . . . . . . . . . . . . . . .    29

                                     PART I

ITEM 1.   BUSINESS

Development and Description of Business
- ---------------------------------------
     Information concerning the business of American Insured Mortgage Investors L.P.-Series 86 (the Partnership) is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1 and 4 of the notes to the financial statements of the Partnership (filed in response to Item 8 hereof), which is incorporated herein by reference. Also see Schedule IV-Mortgage Loans on Real Estate, for the table of the Insured Mortgages (as defined below), invested in by the Partnership as of December 31, 1994.

Employees
- ---------
     The Partnership has no employees. The business of the Partnership is managed by CRIIMI, Inc. (the General Partner), while its portfolio of mortgages is managed by AIM Acquisition Partners, L.P. (the Advisor) pursuant to an advisory agreement (the Advisory Agreement) and CRI/AIM Management, Inc. (the Sub-advisor) pursuant to a sub-advisory agreement (the Sub-advisory Agreement). CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE), formerly CRI Insured Mortgage Association, Inc., which is managed by an adviser whose general partner is C.R.I., Inc. (CRI). CRI and CRIIMI MAE are also affiliates of the Sub-advisor.

     During 1994, CRIIMI MAE's Board of Directors determined that it is in CRIIMI MAE's best interest to consider a proposed transaction in which CRIIMI MAE would become a self-managed and self-administered real estate investment trust (REIT). Under the terms of the proposed transaction, CRIIMI MAE and its affiliates would acquire certain mortgage investment, servicing, origination and advisory business from affiliates of CRI, including the Sub-advisory Agreement in place with respect to the Partnership. This transaction will have no effect on the Partnership's financial statements.

Competition
- -----------
     In acquiring mortgage investments, the Partnership competes with private investors, mortgage banking companies, mortgage brokers, state and local government agencies, lending institutions, trust funds, pension funds, and other entities, some with similar objectives to those of the Partnership and some of which are or may be affiliates of the Partnership, its General Partner, the Advisor or their respective affiliates. Some of these entities may have substantially greater capital resources and experience than the Partnership in acquiring mortgages which are fully insured or guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association
(GNMA), the Federal Housing Administration (FHA) or the Federal Home Loan Mortgage Corporation.

     Pursuant to the Sub-advisory Agreement, the Advisor retained the Sub-advisor to perform the services required of the Advisor under the Advisory Agreement. The Sub-advisor performs advisory services for American Insured Mortgage Investors (AIM 84), American Insured Mortgage Investors - Series 85, L.P. (AIM 85) and American Insured Mortgage Investors L.P.-Series 88 (AIM 88), as well as the Partnership (collectively, the AIM Partnerships). CRI also serves as a general partner of the advisers to CRIIMI MAE and CRI Liquidating REIT, Inc., which have investment objectives similar to those of the AIM Partnerships. CRI and its affiliates are also general partners of a number of other real estate limited partnerships. CRI and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, REITs or other entities in the future. The Partnership may attempt to dispose of mortgages at or about the same time that one or more of the other AIM Partnerships and/or other entities sponsored or managed by CRI, including CRIIMI

                                     PART I



ITEM 1.   BUSINESS - Continued

MAE and CRI Liquidating REIT Inc., are attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, the Sub-advisor and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CRI and CRIIMI, Inc., however, are subject to their fuduciary duties in evaluating the appropriate action to be taken when faced with conflicts.

ITEM 2.   PROPERTIES

     Although the Partnership does not own the underlying real estate, the mortgages underlying the Partnership's mortgage investments are non-recourse first liens on the respective multifamily residential developments or retirement homes.

ITEM 3.   LEGAL PROCEEDINGS

     Reference is made to Note 4 of the notes to the financial statements on pages 42 through 50.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 1994.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
               HOLDER MATTERS

Principal Market and Market Price for Units
- -------------------------------------------
     Effective January 1, 1994 the United States Congress repealed portions of the Federal tax code which have had an adverse impact on tax-exempt investors in "publicly-traded partnerships." This tax code change cleared away the major impediment standing in the way of listing the Partnership's Depositary Units of Limited Partnership Interest (Units) for trading on a national stock exchange. In an effort to allow pension funds and other tax-exempt organizations to invest in publicly-traded partnerships, the Revenue Reconciliation Act of 1993 repealed the rule that automatically treated income from publicly-traded partnerships as gross income that is derived from an unrelated trade or business. As a result, investments in publicly-traded partnerships such as the Partnership are now treated the same as investments in other partnerships for purposes of the unrelated business taxable income rules. The General Partner listed the Partnership's Units for trading on the American Stock Exchange (AMEX) on January 18, 1994 in order to provide investment liquidity as contemplated in the Partnership's original prospectus. The Units are traded under the symbol "AIJ."


     The high and low bid prices for the Units as reported on AMEX for each quarterly period in 1994 were as follows:


                                              1994
           Period                    High       Low
      -------------------           -------      -------
      January 18 through
        March 31,                   $14        $12 1/4

                                     PART II



ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
               HOLDER MATTERS - Continued

      April 1 through June 30,       12 5/8     12 1/8
      July 1 through
        September 30,                12 3/4     12
      October 1 through
        December 31,                 12         11 1/8

     Prior to listing of the Partnership's Units for trading on AMEX, the Units were only tradable through an informal market called the "secondary market".

Distribution Information
- ------------------------

     Distributions per Unit, payable out of the cash flow of the Partnership, during 1994 and 1993 were as follows:

                                     PART II



ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
               HOLDER MATTERS - Continued

          Distributions for the     Amount of Distribution
              Quarter Ended                Per Unit
          ---------------------     ----------------------

          March 31, 1994                    $   0.41 (1)(2)
          June 30, 1994                         0.29 (2)
          September 30, 1994                    0.30 (2)
          December 31, 1994                     0.34 (2)
                                            --------
                                           $   1.34
                                            ========

          March 31, 1993                    $   0.23
          June 30, 1993                         0.21
          September 30, 1993                    0.29 (3)
          December 31, 1993                     0.28 (4)
                                            --------
                                            $   1.01
                                            ========

     (1) This amount includes approximately $0.18 per Unit representing previously undistributed accrued interest received from the disposition of the mortgage on One East Delaware.

     (2) This amount includes approximately $0.01, $0.04, $0.03 and $0.03 per Unit representing previously undistributed accrued interest received from two delinquent mortgages for the quarters ended March 31, 1994, June 30, 1994, September 30, 1994 and December 31, 1994, respectively.

     (3) In September 1993, the Partnership received $591,872 (approximately $0.06 per Unit) from the mortgage on Victoria Pointe Apartments-Phase II, representing mortgage interest from October 1991 through June 1992, and a partial payment for July 1992. The Partnership distributed approximately $0.03 per Unit of this previously undistributed interest and reserved approximately $0.03 per Unit for the continued funding of coinsurance expenses. The Partnership distributed the remaining interest of approximately $0.03 per Unit to Unitholders as part of the fourth quarter distribution, as discussed below.

     (4) Includes a special distribution of approximately $0.10 per Unit comprised of (i) $0.03 per Unit of previously undistributed accrued interest from the mortgage on Victoria Pointe Apartments-Phase II which was reserved as part of the third quarter distribution, described above, and (ii) $0.07 per Unit representing previously undistributed accrued interest received in December 1993 resulting from the disposition of the mortgage on Victoria Pointe Apartments-Phase II.


                               Approximate Number of Unitholders
      Title of Class               as of December 31, 1994
- ---------------------------    -------------------------------
Depositary Units of Limited
  Partnership Interest                   13,000

                                     PART II

ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars in thousands, except per Unit amounts)


                                               For the Years Ended December 31,

                                       1994         1993       1992      1991        1990
                                     --------     --------   --------  --------    --------
Income                               $ 13,644     $ 14,430   $ 12,096  $ 13,776    $ 15,396

Loan losses                              (115)         (63)      (107)   (4,922)     (1,747)

Gain on mortgage disposition            1,130           --         --        --          --

Net earnings                           12,450       12,170      9,536     6,086      10,944

Net earnings per Limited
  Partnership Unit (1)                   1.24         1.21       0.95      0.60        1.09

Distributions per Limited
  Partnership Unit(1)(2)                 1.34         1.01       1.14     1.262        1.35


                                                 As of December 31,

                                       1994         1993       1992      1991        1990
                                     --------     --------   --------  --------    --------

Total assets                         $165,694     $180,776   $179,146  $181,103    $186,973

Partners' equity                      161,591      176,007    174,007   175,950     182,612

(1)  Calculated based upon the weighted average number of Units outstanding.

(2)  Includes distributions due the Unitholders for the Partnership's fiscal quarters ended December 31, 1994, 1993, 1992, 1991 and
     1990, which were paid subsequent to year end.  See Notes 5 and 7 of the notes to the financial statements of the Partnership.

     The selected statements of operations data presented above for the years ended December 31, 1994, 1993 and 1992, and the balance sheet data as of December 31, 1994 and 1993, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 1991 and 1990 and the balance sheet data as of December 31, 1992, 1991 and 1990 are derived from audited financial statements not included in this Form 10-
K. This data should be read in conjunction with the financial statements and the notes thereto.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

General
- -------

     American Insured Mortgage Investors L.P. - Series 86 (the Partnership) was formed under the Uniform Limited Partnership Act of the state of Delaware on October 31, 1985. During the period from May 2, 1986 (the initial closing date of the Partnership's public offering) through June 6, 1987 (the termination date of the offering), the Partnership, pursuant to its public offerings of Units, raised a total of $191,523,300 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 units of limited partnership interest in exchange therefor.

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

     At a special meeting of the limited partners and Unitholders, as defined in the Partnership Agreement, of the Partnership held on September 4, 1991, a majority of these interests approved, among other items, the assignment of the general partner interests and the shares of the company which acts as the assignor limited partner in the Partnership.

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. purchased the interests of the former managing general partner and the former corporate general partner pursuant to the terms of the Partnership Agreement. CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE), formerly CRI Insured Mortgage Association, Inc., which is managed by an adviser whose general partner is C.R.I., Inc. (CRI). In addition, the General Partner acquired the shares of the company which acts as the assignor limited partner in the Partnership. The interest of the former associate general partner (0.1%) was purchased by the Partnership on September 6, 1991 pursuant to the terms of the Partnership Agreement.

     Also, on September 6, 1991, AIM Acquisition Partners, L.P. (the Advisor) succeeded Integrated Funding, Inc. (IFI) as the advisor to the Partnership. AIM Acquisition Corporation (AIM Acquisition) is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad Inc. and a limited partnership formed by CRI and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement as discussed below, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership. The limited partners and Unitholders of the Partnership approved the execution of a sub-advisory agreement (the Sub-advisory Agreement) with CRI/AIM Management, Inc. (the Sub-advisor), an affiliate of CRI, pursuant to which CRI/AIM Management, Inc. manages the Partnership's portfolio and directs the disposition of the Partnership's mortgage investments.

     During 1994, CRIIMI MAE's Board of Directors determined that it is in CRIIMI MAE's best interest to consider a proposed transaction in which CRIIMI MAE would become a self-managed and self-administered real estate investment trust (REIT). Under the terms of the proposed transaction, CRIIMI MAE and its affiliates would acquire certain mortgage investment, servicing, origination and

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

advisory business from affiliates of CRI, including the Sub-advisory Agreement in place with respect to the Partnership. This transaction will have no effect on the Partnership's financial statements.

     Prior to the expiration of the Partnership's reinvestment period on December 31, 1994, the Partnership was engaged in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages and together with Originated Insured Mortgages, referred to herein as Insured Mortgages). After the expiration of the reinvestment period, the Partnership is required (subject to the conditions set forth in the Partnership Agreement) to distribute such proceeds to its Unitholders. The Partnership Agreement states that the Partnership will terminate on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement.

     As of December 31, 1994, the Partnership had invested in 28 Insured Mortgages, with an aggregate amortized cost of approximately $174 million, a face value of approximately $170 million and a fair value of approximately $154 million, as discussed below.

Results of Operations
- ---------------------

1994 versus 1993
- ----------------

     Net earnings increased for 1994 as compared to 1993 primarily due to the gain recognized from the disposition of the insured mortgage on One East Delaware in January 1994. Partially offsetting this increase was the decrease in mortgage investment income, as described below.

     Mortgage investment income decreased for 1994 as compared to 1993. This decrease was primarily due to a decrease in total invested assets during 1994, as compared to 1993, attributable to the timing of the reinvestment of net proceeds from the disposition of the insured mortgages on One East Delaware and Victoria Pointe Apartments-Phase II, which were received in December 1993 and January 1994. These proceeds were reinvested throughout the first three quarters of 1994. Also contributing to the decrease in mortgage investment income was a reduction in mortgage interest rates on Acquired Insured Mortgages purchased during 1994 as compared to the mortgage interest rates on Insured Mortgages which were disposed of in late 1993 and early 1994.

     Interest and other income increased for 1994 as compared to 1993 primarily due to the short-term investment of net disposition proceeds prior to reinvestment in Acquired Insured Mortgages, as previously discussed.

     Asset management fees decreased for 1994 as compared to 1993 primarily due to the decrease in total invested assets, as discussed above.

     General and administrative expenses increased for 1994 as compared to 1993. This increase was due primarily to an increase in payroll and related expenses incurred in connection with the mortgage dispositions, mortgage acquisitions, and mortgages with performance problems, as described below, and the payment in 1994 of a one-time fee in connection with the listing of the Partnership's units on AMEX. Also contributing to the increase in general and administrative expenses was an amendment to the expense reimbursement agreement between the AIM Partnerships and IFI, effective April 1, 1994. The effect of this amendment was to reduce the expense reimbursement the

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

Partnership receives from IFI to reflect the reduction in the Partnership's coinsured loans since the execution of the original reimbursement agreement in 1992. This reimbursement is presented as a reduction of general and administrative expenses on the accompanying statements of operations for the years ended December 31, 1994, 1993 and 1992. The decrease in the expense reimbursement is offset by a decrease in interest expense to affiliate, as discussed below.

     Interest expense to affiliate decreased for 1994 as compared to 1993, as a result of the paydown of the note payable to AIM 85 during the second quarter of 1994, offset by the execution of a note payable to AIM 88. The note payable to AIM 88 is in the approximate amount of $479,000, at an annual interest rate of 7.25%, as compared to the note payable to AIM 85 of approximately $1.7 million at an annual interest rate of 8%. The reduction in the principal amount of the notes reflects the reduction in the Partnership's coinsured loans since the initial capitalization of IFI in 1991.

1993 versus 1992
- ----------------
     Net earnings for 1993 increased as compared to 1992 primarily due to an increase in mortgage investment income, as discussed below.

     Mortgage investment income increased during 1993 as compared to 1992 primarily as a result of the Partnership beginning, effective January 1, 1993, to recognize mortgage investment income for the insured mortgages classified as Assets Held For Sale Under Coinsurance Program (AHFS) in the amount coinsured by the United States Department of Housing and Urban Development (HUD). Given the improved financial performance of the borrowers and the General Partner's assessment of the collateral underlying the mortgages, the General Partner determined that it was appropriate to begin recognizing interest income at least to the level of insurance provided by HUD. To the extent the borrower remits interest in excess of the HUD insured amount, this excess amount is recognized as income on the cash basis of accounting.

     Interest and other income decreased during 1993 as compared to 1992 primarily due to a reduction in funds available for short-term investment and a reduction in short-term interest rates. In 1992, the Partnership held proceeds from a December 1991 insured mortgage disposition approximating $3 million which were invested in short-term investments pending the acquisition of two Acquired Insured Mortgages during the first quarter of 1992.

     General and administrative expenses decreased for 1993 as compared to 1992 due primarily to reductions in payroll reimbursements and nonrecurring professional fees incurred in 1992 in connection with the insured mortgages with performance problems, as discussed below. Also contributing to the decrease in general and administrative expenses was a reduction in quarterly and annual reporting expenses resulting primarily from reduced mailing costs.

Investment in Insured Mortgages
- -------------------------------

     The Partnership's investment in insured mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to programs of the Federal Housing Administration (FHA) (FHA-Insured Certificates), mortgage-backed securities guaranteed by the Government National Mortgage Association
(GNMA) (GNMA Mortgage-Backed Securities) and FHA-insured mortgage loans (FHA-Insured Loans). The mortgages underlying the FHA-Insured Certificates, GNMA

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

Mortgage-Backed Securities, and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

     Payments of principal and interest on FHA-Insured Certificates and FHA-Insured Loans are insured by HUD pursuant to Title 2 of the National Housing Act. Payments of principal and interest on GNMA Mortgage-Backed Securities are guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

     Prior to January 1, 1994, the Partnership accounted for its investment in mortgages at amortized cost in accordance with Statement of Financial Accounting Standard No. 65 "Accounting for Certain Mortgage Banking Activities" (SFAS 65) since it had the ability and intent to hold these assets for the foreseeable future. The difference between the cost and the unpaid principal balance, at the time of purchase, is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method. The effective interest method provides a constant yield of income over the term of the mortgage. Mortgage investment income is comprised of amortization of the discount plus the stated mortgage interest payments received or accrued, less amortization of the premium.

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), effective for fiscal years beginning after December 15, 1993. The Partnership adopted this statement as of January 1, 1994. This statement requires that investments in debt and equity securities be classified into one of the following investment categories based upon the circumstances under which such securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, certain debt securities that an enterprise has both the ability and intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values.

     As of December 31, 1994, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 33 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 26 years, on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates, the Partnership does not have the ability, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be included in the Available for Sale category. Although the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default or those which are eligible to be put to FHA at the expiration of 20 years from the date of the final endorsement.

     In connection with this classification, as of December 31, 1994, the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, with the unrealized losses on these investments reported as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will be included as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

for Sale, will continue to be reported in earnings. The amortized cost of the GNMA Mortgage-Backed Securities and FHA-Insured Certificates in this category is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

     As of January 1, 1994, and for the first three quarters of 1994, the Partnership adopted SFAS 115 for all its mortgage investments. Upon further consideration and interpretation of SFAS 115, as of December 31, 1994, the Partnership has only applied this accounting pronouncement to its investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates. The Partnership continues to account for its FHA-Insured Loans in accordance with SFAS 65, or at amortized cost, because such loans are not securities, and therfore are not subject to SFAS 115. The impact of this change is immaterial to the 1994 financial statements of the Partnership.

     The following is a discussion of the Partnership's mortgage investments, along with the risks related to each type of investment:

     A.   Fully Insured Originated Insured Mortgages and
          Acquired Insured Mortgages
          ----------------------------------------------
          The Partnership's investment in fully insured Originated Insured Mortgages consisted of eight FHA-Insured Loans as of December 31, 1994 and 1993. As of December 31, 1994, these investments had an aggregate amortized cost of $69,162,106, an aggregate face value of $66,602,806, and an aggregate fair value of $63,422,100. As of December 31, 1993, these investments had an aggregate amortized cost of $69,539,851 and an aggregate face value of $66,934,689.

          The Partnership's investment in fully insured Acquired Insured Mortgages consisted of ten GNMA Mortgage-Backed Securities, two FHA-Insured Certificates and one FHA-Insured Loan, as of December 31, 1994. As of December 31, 1994, these investments had an aggregate amortized cost of $42,473,748, an aggregate face value of $42,415,356, and an aggregate fair value of $37,875,856. The Partnership's investment in fully insured Acquired Insured Mortgages consisted of one FHA-Insured Certificate and one FHA-Insured Loan as of December 31, 1993. As of December 31, 1993, these investments had an aggregate amortized cost of $3,012,158, and an aggregate face value of $3,034,084. As of December 31, 1994, all of the fully insured Originated Insured Mortgages and Acquired Insured Mortgages are current with respect to the payment of principal and interest.

          During the year ended December 31, 1994, the Partnership purchased the following fully insured Acquired Insured Mortgages:


                                                                                 Effective
                                         Date of              Purchase           Interest
         Complex Name                  Acquisition             Price                Rate
- ------------------------------         -----------          -----------          ---------
Acquired Insured Mortgages
- --------------------------
Pleasantview Nursing Home              January  1994        $ 3,496,416             7.745%
Oakwood Garden Apts.                   February 1994         10,130,271             7.601%
Cypress Cove                           February 1994          7,151,362             7.209%
Brighton Manor                         March 1994             1,034,042             7.565%


                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

Maple Manor                            March 1994             1,264,331             7.343%
Regency Park Apts.                     March 1994             1,470,000             7.201%
Hickory Tree Apts.                     April 1994             3,519,405             7.478%
Oak Grove Apts.                        April 1994             7,111,913             7.539%
Mountain Village Apts.                 May 1994               1,351,350             7.595%
Sunflower Apts.                        May 1994               1,831,302             7.595%
Main Street Apts.                      September 1994         1,370,266             8.776%
                                                            -----------

     Total 1994 investment in fully
       insured Acquired Insured
       Mortgages                                            $39,730,658
                                                            ===========

          In addition to base interest payments from Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the years ended December 31, 1994, 1993 and 1992, the Partnership received additional interest of $41,059, $113,822 and $104,350, respectively, from the Participations. These amounts are included in mortgage investment income in the accompanying statements of operations.

          In the case of fully insured Originated Insured Mortgages and Acquired Insured Mortgages, the Partnership's maximum exposure for purposes of determining loan losses would generally be approximately 1% of the unpaid principal balance of the Originated Insured Mortgage or Acquired Insured Mortgage (an assignment fee charged by FHA) at the date of a default, plus the unamortized balance of acquisition fees and closing costs paid in connection with the acquisition of the Insured Mortgage and the loss of approximately 30-days accrued interest.

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

          While the Partnership is due payment of all amounts owed under the mortgage, the coinsurance lender is responsible for the timely payment of principal and interest to the Partnership. The coinsurance lender is prohibited from entering into any workout arrangement with the borrower without the Partnership's consent and must file a claim for coinsurance benefits with HUD, upon default, if the Partnership so directs. As an ongoing HUD-approved coinsurance lender, and under the terms of the participation documents, the coinsurance lender is required to satisfy certain minimum net worth requirements as set forth by HUD. However, it is possible that the coinsurance lender's potential liability for loss on

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

     these developments, and others, could exceed its HUD-required minimum net worth. In such case, the Partnership would bear the risk of loss if the coinsurance lenders were unable to meet their coinsurance obligations. In addition, HUD's obligation for the payment of its share of the loss could be diminished under certain conditions, such as the lender not adequately pursuing regulatory violations of the borrower or the failure to comply with other terms of the mortgage. However, the General Partner is not aware of any conditions or actions that would result in HUD diminishing its insurance coverage.

     1.   Coinsured by third parties
          --------------------------
          As of December 31, 1994 and 1993, the former managing general partner, on behalf of the Partnership, had invested in seven and eight FHA-Insured Certificates secured by coinsured mortgages, respectively. As of December 31, 1994, five of the seven FHA-Insured Certificates secured by coinsured mortgages are coinsured by two unaffiliated third party coinsurance lenders, M-West Mortgage Corporation (M-West) and The Patrician Mortgage Company (Patrician), under the HUD coinsurance program. As discussed below, however, one of these unaffiliated coinsurance lenders (M-West) has informed the General Partner of its intention to liquidate its assets. As such, the Partnership may incur losses to the extent of M-West's obligation in the event of a default on these loans. However, as discussed further below, the General Partner believes that there is sufficient collateral underlying the mortgages and that the carrying value of these assets is realizable. As of December 31, 1994, the five coinsured mortgages which are coinsured by M-West and Patrician were delinquent with respect to the payment of principal and interest. The General Partner is attempting to collect the delinquent payments from the respective coinsuring lenders.

          The following is a discussion of actual and potential performance problems with respect to the mortgage investments which are coinsured by M-West and Patrician.

          The Originated Insured Mortgages on Carmen Drive Estates (The Forest), Woodbine at Lakewood Apartments and Woodland Hills Apartments are coinsured by M-West. As of December 31, 1994 and December 31, 1993, the Partnership's investment in these three coinsured mortgages had an aggregate amortized cost of $22,557,243 and $22,680,052, respectively, and an aggregate face value of $21,836,016 and $21,945,884, respectively. As of December 31, 1994, these three coinsured mortgages had an aggregate fair value of $19,154,882.

          On or about October 17, 1994, the Partnership was informed that M-West was liquidating its assets and intended to assign the mortgage servicing rights related to these coinsured loans to another coinsurance lender, Whitehall Funding (Whitehall). Under the participation agreements, the coinsurer is responsible to remit to the Partnership monthly payments of principal and interest no later than the 25th day of the calendar month. These payments are, in essence, guaranteed to the Partnership by M-West. In the event the respective borrower under a mortgage loan does not submit a mortgage payment, M-West is obligated to advance the delinquent payment to the Partnership. The failure of the coinsurance lender to remit a monthly payment to the Partnership constitutes an event of default under the participation agreements and the mortgage loans. As of March 21,

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

          1995, the Partnership has not received the October 1994, November 1994, December 1994 and January 1995 principal and interest payments due under the mortgage loans and the participation agreements.

          In October 1994, the Partnership's attorneys notified M-West that it was in default under the participation agreements, and directed it to prepare an assignment of M-West's interest in the mortgage loans to IFI, a coinsuring mortgagee approved by HUD, and an affiliate of the Partnership. To date, M-West has not complied with the Partnership's direction. IFI has requested that this assignment be approved by HUD. In November 1994, Whitehall filed a Complaint and a motion for a Temporary Restraining Order (TRO) against M-West in California State Court (the Court), which the Court granted, and which prohibited M-West from transferring or disposing of any of its assets, including the Partnership's coinsured loans, pending a further hearing. Additionally, the Court required that Whitehall deposit the mortgage payments it has received on account of two of these loans into an account controlled by the Court.

          In December 1994, attorneys for the Partnership filed a Complaint in Intervention against Whitehall and M-West claiming that the Partnership's interests were not adequately represented by the existing parties and the Partnership should be a party to this action. The Court concurred with this motion. The Complaint in Intervention also requested that the Court compel M-West to compensate it for damages and to specifically perform its obligations under the participation agreements, directing it to assign its interest in the mortgage loans and participation agreements to IFI. Additionally, the Complaint in Intervention requested that the Court enter an order directing M-West and Whitehall to account for, and to turn over to the Partnership, any funds in their possession in any way related to the Partnership's mortgage investments, and directing Whitehall to compensate it for damages, including punitive damages, as a result of Whitehall's tortious interference with its contractual rights under the participation agreement.

          On February 16, 1995, the Court dissolved the TRO and ordered M-West to transfer all funds and loan servicing files held with respect to these three coinsured mortgages to IFI. The Court also ordered the Clerk of the Court to transfer all funds held by the Court with respect to these coinsured mortgages to IFI. These transfers will be effectuated upon execution of the Court's order.

          Based on the General Partner's assessment of the collateral underlying these mortgages, the General Partner believes the carrying value of these assets is realizable. However, this assessment is based on current information, and to the extent current conditions change or additional information becomes available, then the General Partner's assessment may change.

          The Originated Insured Mortgage on The Villas, a 405-unit apartment complex located in Lauderhill, Florida, is coinsured by Patrician. The Partnership's investment in this mortgage had an amortized cost of $15,732,782 and $15,856,842, as of December 31, 1994 and December 31,
          1993, respectively, and a face value of $15,966,491 and $16,090,551, as of December 31, 1994 and December 31, 1993, respectively. As of December 31, 1994, this mortgage had a fair value of $14,012,209. Since August 1, 1990, the mortgagor has not made the full monthly

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

          payments of principal and interest to Patrician. Patrician began collecting rents from the project and continued to make the monthly debt service payments to the Partnership through February 1992. The Partnership and Patrician entered into a modification agreement which provided for reduced payments through July 1992, regular scheduled payments from August 1992 to December 1992, and then increased payments for a period lasting approximately 10 years.

          The mortgagor was unable to comply with the terms of the modification agreement, and as a result, Patrician filed a foreclosure action on October 14, 1993. On November 2, 1993, the mortgagor filed for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1993, the bankruptcy court issued an order establishing a cash collateral account for the deposit of rental income and payment of operating expenses of the property underlying the mortgage. Consequently, in November 1993, the mortgagor began remitting the property's net income before debt service to Patrician, which, in turn, forwarded these funds to the Partnership. As of March 21, 1995, the mortgagor has made payments of principal and interest due on the original mortgage through October 1994 and has made payments of principal and interest due under the modification agreement through August 1993. Patrician is currently litigating the case in bankruptcy court seeking to acquire and dispose of the property.

          The mortgagor of The Villas mortgage is also the mortgagor of the Originated Insured Mortgage on St. Charles Place-Phase II, a 156-unit apartment complex located in Miramar, Florida, which is also coinsured by Patrician. The Partnership's investment in the St. Charles Place-Phase II mortgage had an amortized cost equal to its face value of $3,082,440 and $3,098,630 as of December 31, 1994 and December 31,
          1993, respectively.   As of December 31, 1994, this mortgage had a
          fair value of $2,703,780. These amounts represent the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P.
          - Series 88 (AIM 88), an affiliate of the Partnership.

          During 1993, the mortgagor of St. Charles Place-Phase II paid its monthly principal and interest payments to Patrician in arrears, and ceased making monthly debt service payments in October 1993. As the mortgagor was unable to bring the loan current, Patrician filed a foreclosure action on October 14, 1993. On November 2, 1993, the mortgagor filed for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1993, the bankruptcy court issued an order establishing a cash collateral account for the deposit of rental income and payment of operating expenses of the property underlying the mortgage. Consequently, in November 1993, the mortgagor began remitting the property's net income before debt service to Patrician, which, in turn, forwarded these funds to the Partnership. As of March 21, 1995, the mortgagor has made payments of principal and interest due on the mortgage through August 1994 to the Partnership. Patrician is currently litigating the case in bankruptcy court seeking to acquire and dispose of the property.

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

     2.   Coinsured by affiliate
          ----------------------
     a. As of December 31, 1994 and 1993, respectively, the former managing general partner, on behalf of the Partnership, had invested in two and three FHA-Insured Certificates secured by coinsured mortgages where the coinsurance lender is IFI. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss. In January 1994, the Partnership disposed of one of these mortgages, One East Delaware, which was classified as AHFS as of December 31, 1993, as discussed below.

          As of December 31, 1994, the remaining two IFI coinsured mortgages, as shown in the table below, are current with respect to the payment of principal and interest. The General Partner believes there is adequate collateral value underlying the mortgages. Therefore, no loan losses were recognized on these investments during the years ended December 31, 1994, 1993 and 1992, except as described below in connection with a mortgage modification in 1994. As of December 31, 1994, these two investments had an aggregate fair value of $17,311,781.


                             Amortized      Face        Amortized       Face         Loan Losses Recognized
                               Cost         Value         Cost          Value          for the year ended
                           December 31,  December 31,  December 31,  December 31,   December       December 31,
                               1994          1994         1993           1993          1994          1993
                           ------------  ------------  ------------  ------------  ------------    ------------
Pembrook Apartments        $ 15,606,087  $ 14,992,832  $ 15,684,341  $15,060,875   $         --              --
Spring Lake Village (a)       5,022,918     5,022,919     5,169,914     5,054,317       115,301(a)           --

(a)  In March 1994, the mortgage note was amended to reduce the mortgage interest rate from 8.75%
     to 7.00%.  In connection with the refinancing, the Partnership recognized a loan loss of
     $115,301 on the accompanying statement of operations for the year ended December 31, 1994, primarily representing the unamortized balance of acquisition and closing costs paid in connection with the origination of this mortgage.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued



     b.   Assets Held for Sale Under Coinsurance Program

          As previously discussed, as of December 31, 1993, the former managing general partner, on behalf of the Partnership, had invested in one coinsured mortgage, One East Delaware, which was accounted for as AHFS. In January 1994, the Partnership received net proceeds of $33,233,501 from the prepayment of this mortgage and recognized a gain of $1,129,973 in the accompanying statement of operations for the year ended December 31, 1994. As of December 31, 1994, the Partnership had reinvested the net disposition proceeds in fully insured Acquired Insured Mortgages.

Fair Value of Financial Instruments
- -----------------------------------
     The Partnership implemented SFAS 115 as of January 1, 1994. The following estimated fair values of the Partnership's financial instruments are presented in accordance with generally accepted accounting principles which define fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. These estimated fair values, however, do not represent the liquidation value or the market value of the Partnership.

                                          As of December 31, 1994        As of December 31, 1993
                                         Amortized         Fair          Amortized         Fair
                                            Cost           Value            Cost           Value
                                        ------------    ------------   ------------    ------------

Investment in FHA-Insured
  Certificates and GNMA
  Mortgage-Backed Securities:
  Originated Insured Mortgages          $ 62,001,470    $ 53,182,652   $ 62,489,779    $ 59,130,566
  Acquired Insured Mortgages              41,472,892      36,919,453      2,006,185       2,107,084
                                        ------------    ------------   ------------    ------------
                                        $103,474,362    $ 90,102,105   $ 64,495,964    $ 61,237,650
                                        ============    ============   ============    ============
Investment in FHA-Insured
  Loans:
  Originated Insured Mortgages          $ 69,162,106    $ 63,422,100   $ 69,539,851    $ 69,659,663
  Acquired Insured Mortgages               1,000,856         956,403      1,005,973       1,054,179
                                        ------------    ------------   ------------    ------------
                                        $ 70,162,962    $ 64,378,503   $ 70,545,824    $ 70,713,842
                                        ============    ============   ============    ============

Cash and cash equivalents               $  2,833,820    $  2,833,820   $  9,095,255    $  9,095,255

Accrued interest receivable             $  1,910,398    $  1,910,398   $  1,311,345    $  1,311,345


     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     Investment in FHA-Insured Certificates, GNMA
       Mortgage-Backed Securities and FHA-Insured Loans

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

     --------------------------------------------------
          The fair value of the fully insured FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans is based on quoted market prices. In order to determine the fair value of the coinsured FHA-Insured Certificates, the Partnership valued the coinsured FHA-Insured Certificates as though they were fully insured (in the same manner fully insured FHA-Insured Certificates were valued). From this amount, the Partnership deducted a discount factor from the face value of the loan. This discount factor is based on the Partnership's historical analysis of the difference in fair value between coinsured FHA-Insured Certificates and fully insured FHA-Insured Certificates.

     Cash and cash equivalents and accrued interest receivable
     ---------------------------------------------------------
          The carrying amount approximates fair value because of the short maturity of these instruments.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources
- -------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during 1994 to meet operating requirements.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

     If necessary, the Partnership has the right to establish reserves either from the Net Proceeds of the Offering or from Cash Flow (as defined in the Partnership Agreement). However, the Partnership generally intends to distribute substantially all of its Cash Flow from operations. If any reserves are deemed to be necessary by the Partnership, they will be invested in short-term, interest-bearing investments.

     The Partnership anticipates that reserves generally would only be necessary in the event the Partnership elected to foreclose on an Originated Insured Mortgage insured by FHA and take over the operations of the underlying development. In such case, there may be a need for additional capital. Since foreclosure proceedings can be expensive and time-consuming, the Partnership expects that it will generally assign the fully insured Originated Insured Mortgages to HUD for insurance proceeds rather than foreclose. In the case of an Originated Insured Mortgage insured under the HUD coinsurance program, the likelihood of foreclosure (and the potential need for reserves) exists since these coinsured mortgages generally cannot be assigned to HUD and the coinsurance lender would be required to acquire title to the property and hold the property for 12 months or until an earlier sale in order to realize the benefit of HUD insurance. The determination of whether to assign the mortgage to HUD or institute foreclosure procedures or whether to set aside any reserves will be made on a case-by-case basis by the General Partner, the Advisor and the Sub-advisor. As of December 31, 1994 and 1993, the Partnership had not set aside any reserves.

Cash flow - 1994 versus 1993
- ----------------------------
     Net cash provided by operating activities increased for 1994 as compared to 1993. This increase was primarily due to a decrease in receivables and other assets attributable to the receipt in January 1994 of the remaining net disposition proceeds related to the December 1993 disposition of the insured mortgage on Victoria Pointe Apartments-Phase II and receipt of accrued interest related to One East Delaware in connection with the disposition of the insured mortgage, as described below. Also contributing to the increase in 1994 were non-recurring payments made in 1993 on account of the Partnership's non-performing loans (which were recorded as an addition to AHFS) and an increase in interest and other income and a decrease in asset management fees, as previously

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

discussed. These increases were partially offset by a decrease in mortgage investment income and an increase in general and administrative expenses, as discussed above.

     Net cash used in investing activities increased for 1994 as compared to 1993 due to the 1994 investment of approximately $39.7 million in Acquired Insured Mortgages, which was partially offset by the receipt of net disposition proceeds of approximately $33.2 million from the disposition of the insured mortgage on One East Delaware.

     Net cash used in financing activities increased for the year ended December 31, 1994 as compared to 1993 as a result of an increase in distributions paid to Unitholders. This increase was primarily due to the 1994 distribution of proceeds from the disposition of the insured mortgage on One East Delaware.

Cash flow - 1993 versus 1992
- ----------------------------
     Net cash provided by operating activities decreased during 1993 as compared to 1992 principally due to mortgage investment income accrued for mortgages classified as AHFS. Also contributing to the decrease was an increase in receivables and other assets in 1993 due to the receipt of disposition proceeds, received in January 1994, from the disposition of the insured mortgage on Victoria Pointe Apartments-Phase II.

     Net cash provided by investing activities increased in 1993 as compared to 1992 principally due to disposition proceeds received in 1993 of approximately $9.0 million from the insured mortgage on Victoria Pointe Apartments-Phase II, partially offset by the acquisition in 1992 of two Acquired Insured Mortgages of approximately $3.0 million.

     Net cash used in financing activities decreased during 1993 compared to 1992 as a result of a decrease in 1993 distributions to Unitholders as compared to 1992. This decrease was due, in part, to the delinquencies and subsequent cessation of the receipt of principal and interest from the mortgage on One East Delaware and the delinquency of the monthly payments by the mortgagor of the insured mortgages on The Villas and St. Charles Place-Phase II.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained on pages 30 through 61.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

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

     Effective September 6, 1991, the General Partner succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. purchased the interests of the former managing general partner and the former corporate general partner pursuant to the terms of the Partnership Agreement. CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE, formerly CRI Insured Mortgage Association, Inc., which is managed by an adviser whose general partner is CRI. In addition, the General Partner acquired the shares of the company which acts as the assignor limited partner in the Partnership. The interest of the former associate general partner (0.1%) was purchased by the Partnership on September 6, 1991, pursuant to the terms of the Partnership Agreement.

     Also, on September 6, 1991, the Advisor succeeded IFI as the adviser of the Partnership. AIM Acquisition is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad Inc. and a limited partnership formed by CRI and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, as discussed below, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership. The limited partners and Unitholders of the Partnership approved the execution of the Sub-advisory Agreement with CRI/AIM Management, Inc. (the Sub-advisor), an affiliate of CRI, pursuant to which CRI/AIM Management, Inc. manages the Partnership's portfolio and directs disposition of the Partnership's Insured Mortgages and, prior to December 31, 1994 (the expiration of the Partnership's reinvestment period) directed the acquisition of the Partnership's Insured Mortgages.

     During 1994, CRIIMI MAE's Board of Directors determined that it is in CRIIMI MAE's best interest to consider a proposed transaction in which CRIIMI MAE would become a self-managed and self-administered REIT. Under the terms of the proposed transaction, CRIIMI MAE and its affiliates would acquire certain mortgage investment, servicing, origination and advisory business from affiliates of CRI, including the Sub-advisory Agreement in place with respect to the Partnership. This transaction will have no effect on the Partnership's financial statements.

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

          (h) Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Partnership, and written representations

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -
               Continued

               from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 1994.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to
Note 7 of the notes to the financial statements of the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

     As of December 31, 1994, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

     As of December 31, 1994, neither the officers and directors, as a group, of the General Partner nor any individual director of the General Partner, are known to own more than 1% of the outstanding Units of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Transactions with management and others.

          Note 7 of the notes to the Partnership's financial statements which contains a discussion of the amounts, fees and other compensation paid or accrued by the Partnership to the directors and executive officers of the General Partner and their affiliates, is incorporated herein by reference.

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

<PAGE 25>
                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

 (a)(1)     Financial Statements:


                                                                       Page
Description                                                            Number
- -----------                                                       --------------

Balance Sheets as of December 31, 1994
  and 1993                                                               32


Statements of Operations for the years
  ended December 31, 1994, 1993 and 1992                                 33


Statements of Changes in Partners' Equity
  for the years ended December 31, 1994,
  1993 and 1992                                                          34


Statements of Cash Flows for the years ended
  December 31, 1994, 1993 and 1992                                       35


Notes to Financial Statements                                            36



          (a)(2)    Financial Statement Schedules:

               IV - Mortgage Loans on Real Estate

               All other schedules have been omitted because they are inapplicable, not required, or the information is included in the Financial Statements or Notes thereto.

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K - Continued

          (a)(3)    Exhibits:

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

          10.(h) Mortgage, Assignment of Rents and Security Agreements regarding One East Delaware Originated Insured Mortgage is incorporated by reference to Exhibit 10(h) to the Annual

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K - Continued

                    Report on Form 10-K for the year ended December 31, 1987.

          10.(i) Pages A-1 - A-5 of the Partnership Agreement of Registrant, incorporated by reference to Exhibit 28 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

          10.(j) Purchase Agreement among AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 13, 1990, as amended January 9, 1991, incorporated by reference to
                    Exhibit 28(a) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

          10.(k) Purchase Agreement among CRIIMI, Inc., AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 13, 1990 and executed as of March 1, 1991, incorporated by reference to Exhibit 28(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

          10.(l) Amendment to Partnership Agreement dated September 4, 1991, incorporated by reference to Exhibit 28(c), to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

          10.(m)    Non-negotiable promissory note to American Insured Investors
                    - Series 85, L.P. in the amount of $1,737,722 dated December 31, 1991, incorporated by reference to Exhibit 28(d) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

          10.(n) Sub-Management Agreement by and between AIM Acquisition and CRI/AIM Management, Inc., dated as of March 1, 1991, incorporated by reference to Exhibit 28(e) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992.

          10.(o) Expense Reimbursement Agreement by Integrated Funding Inc. and the AIM Funds, effective December 31, 1992, incorporated by reference to Exhibit 28(f) to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

          10.(p) Non-negotiable promissory note to American Insured Mortgage Investors L.P. - Series 88 in the amount of $478,612.00 dated April 1, 1994 (filed herewith).

          10.(q) Amendment to Reimbursement Agreement by Integrated Funding, Inc. and the AIM Funds, effective April 1, 1994 (filed herewith).

          27.       Financial Data Schedule (filed herewith).

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K - Continued

(b)  Reports on Form 8-K filed during the last quarter of the fiscal year:
     None.

               All other items are not applicable.

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

                              AMERICAN INSURED MORTGAGE
                                INVESTORS L.P. - SERIES 86
                                (Registrant)

                              By:  CRIIMI, Inc.
                                   General Partner


March 28, 1995                /s/ William B. Dockser
- ---------------------------   -------------------------
DATE                          William B. Dockser
                              Chairman of the Board and
                                Principal Executive Officer



March 28, 1995                /s/ H. William Willoughby
- ---------------------------   -------------------------
DATE                          H. William Willoughby
                              President and Director



March 28, 1995                /s/ Cynthia O. Azzara
- ---------------------------   -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer


March 28, 1995                /s/ Garrett G. Carlson, Sr.
- ---------------------------   --------------------------
DATE                          Garrett G. Carlson, Sr.
                              Director


March 28, 1995                /s/ G. Richard Dunnells
- ---------------------------   -------------------------
DATE                          G. Richard Dunnells
                              Director


March 28, 1995                /s/ Robert F. Tardio
- ---------------------------   -------------------------
DATE                          Robert F. Tardio
                              Director

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

              Financial Statements as of December 31, 1994 and 1993

            and for the Years Ended December 31, 1994, 1993 and 1992

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  American Insured Mortgage Investors L.P. - Series 86:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors L.P. - Series 86 (the Partnership) as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1994, 1993 and 1992. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years ended December 31, 1994, 1993 and 1992, in conformity with generally accepted accounting principles.

     As explained in Note 2 of the notes to the financial statements, effective January 1, 1994, the Partnership changed its method of accounting for its investment in insured mortgages.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 1994 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Washington, D.C.                        Arthur Andersen LLP
March 21, 1995

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                     As of December 31,
                                                    1994            1993
                                                ------------    ------------
                                     ASSETS
Investment in insured mortgages, at
  fair value:
  Originated insured mortgages                  $ 53,182,652    $         --
  Acquired insured mortgages                      36,919,453              --
                                                ------------    ------------
                                                  90,102,105              --

Investment in insured mortgages, at
  amortized cost:
  Originated insured mortgages                    66,602,806     127,951,237
  Acquired insured mortgages                       1,004,351       3,034,084
                                                ------------    ------------
                                                  67,607,157     130,985,321
  Plus: unamortized premium, net
    of unamortized discount                        2,555,805       4,056,467
                                                ------------    ------------
                                                  70,162,962     135,041,788

Assets held for sale under
 coinsurance program                                      --      32,103,528

Cash and cash equivalents                          2,833,820       9,095,255

Investment in affiliate                              478,612       1,730,087

Receivables and other assets                       2,116,387       2,805,604
                                                ------------    ------------
     Total assets                               $165,693,886    $180,776,262
                                                ============    ============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                           $  3,423,700    $  2,819,518

Note payable to affiliate                            478,612       1,737,723

Accounts payable and accrued expenses                200,987         212,428
                                                ------------    ------------
     Total liabilities                             4,103,299       4,769,669
                                                ------------    ------------
Partners' equity:
  Limited partners' equity                       175,790,599     176,783,204
  General partner's deficit                         (827,755)       (776,611)
  Unrealized losses on
    investment in insured
    mortgages                                    (13,372,257)             --
                                                ------------    ------------
     Total partners' equity                      161,590,587     176,006,593
                                                ------------    ------------
     Total liabilities and
       partners' equity                         $165,693,886    $180,776,262
                                                ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.


                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                           STATEMENTS OF OPERATIONS

                                                         For the years ended December 31,
                                                       1994           1993           1992
                                                   ------------   ------------   ------------
Income:
  Mortgage investment income                       $ 13,311,387   $ 14,387,837   $ 11,995,704
  Interest and other income                             332,966         42,419         99,931
                                                   ------------   ------------   ------------
                                                     13,644,353     14,430,256     12,095,635
                                                   ------------   ------------   ------------
Expenses:
  Asset management fee to related
    parties                                           1,573,895      1,694,280      1,688,681
  General and administrative                            574,694        363,463        624,639
  Interest expense to affiliate                          60,779        139,018        139,018
                                                   ------------   ------------   ------------
                                                      2,209,368      2,196,761      2,452,338
                                                   ------------   ------------   ------------
  Earnings before loan losses and gain on
    mortgage disposition                             11,434,985     12,233,495      9,643,297

  Loan losses                                          (115,301)       (63,488)      (106,870)

  Gain on mortgage disposition                        1,129,973             --             --
                                                   ------------   ------------   ------------
     Net earnings                                  $ 12,449,657   $ 12,170,007   $  9,536,427
                                                   ============   ============   ============

Net earnings allocated to:
  Limited partners - 95.1%                         $ 11,839,624   $ 11,573,677   $  9,069,142
  General partner -  4.9%                               610,033        596,330        467,285
                                                   ------------   ------------   ------------
                                                   $ 12,449,657   $ 12,170,007   $  9,536,427
                                                   ============   ============   ============
Net earnings per Limited
  Partnership Unit                                 $       1.24   $       1.21   $        .95
                                                   ============   ============   ============













                                             The accompanying notes are an integral part
                                                   of these financial statements.


                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                                  STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                          For the years ended December 31, 1994, 1993 and 1992



                                                                                   Unrealized
                                                                                   Losses on
                                                                                   Investment
                                                General           Limited          in Insured
                                                Partner           Partners          Mortgages            Total
                                              -------------     -------------      ------------       -------------

Balance, January 1, 1992                      $    (779,381)    $ 176,729,433      $         --       $175,950,052

  Net earnings                                      467,285         9,069,142                --          9,536,427

  Distributions paid or accrued of
    of $1.14, including return of
    capital of $.19 per Unit per Unit              (562,495)      (10,916,995)               --        (11,479,490)
                                              -------------     -------------      -------------      ------------

Balance, December 31, 1992                         (874,591)      174,881,580                --       $174,006,989

  Net earnings                                      596,330        11,573,677                --         12,170,007

  Distributions paid or accrued of
    $1.01                                          (498,350)       (9,672,053)               --        (10,170,403)
                                               -------------    -------------      ------------       ------------
Balance, December 31, 1993                         (776,611)      176,783,204                --        176,006,593

  Net earnings                                      610,033        11,839,624                --         12,449,657

  Distributions paid or accrued of
    $1.34, including return
    of capital of $.10 per Unit                    (661,177)     (12,832,229)                --        (13,493,406)


  Unrealized losses on
    investment in insured
    mortgages                                            --                --       (13,372,257)       (13,372,257)
                                              -------------     -------------      ------------       ------------

Balance, December 31, 1994                    $    (827,755)    $ 175,790,599      $(13,372,257)      $161,590,587
                                              =============     =============      ============       ============

Limited Partnership Units outstanding -
  December 31, 1994, 1993 and 1992                                  9,576,290
                                                                    =========


                                             The accompanying notes are an integral part
                                                   of these financial statements.


                                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                                      STATEMENTS OF CASH FLOWS



                                                                    For the years ended December 31,
                                                                  1994           1993           1992
                                                              ------------   ------------   ------------
  Cash flows from operating activities:

  Net earnings                                                $ 12,449,657   $ 12,170,007   $  9,536,427

  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Loan losses                                                    115,301         63,488        106,870
    Gain on mortgage disposition                                (1,129,973)            --             --
    Payments (made) received and treated as (an addition to)
     a reduction of Assets Held for Sale under
     Coinsurance program/mortgage investment income
     accrued/accreted on AHFS                                           --     (3,106,783)     1,623,486
    Changes in assets and liabilities:
      (Decrease) increase in note payable to affiliate          (1,259,111)         6,813             --
      (Decrease) increase in accounts payable and
        accrued expenses                                           (11,441)        26,722        (46,037)
      Decrease (increase) in receivables and other assets          689,217     (1,699,772)         5,236
      Decrease in investment in affiliate                        1,251,475            823             --
                                                              ------------   ------------   ------------
        Net cash provided by operating activities               12,105,125      7,461,298     11,225,982
                                                              ------------   ------------   ------------
  Cash flows from investing activities:

  Proceeds from disposition of Assets Held for Sale
    under Coinsurance Program                                   33,233,501      9,049,783             --
  Investment in Acquired Insured Mortgages                     (39,730,658)            --     (3,038,297)
  Receipt of principal from scheduled payments                   1,019,821        600,361        573,537
                                                              ------------   ------------   ------------
        Net cash (used in) provided by investing activities     (5,477,336)     9,650,144     (2,464,760)
                                                              ------------   ------------   ------------

  Cash flows from financing activities:
    Distributions paid to partners                             (12,889,224)   (10,573,196)   (11,441,106)
                                                              ------------   ------------   ------------
  Net (decrease) increase in cash and cash equivalents          (6,261,435)     6,538,246     (2,679,884)

  Cash and cash equivalents, beginning of year                   9,095,255      2,557,009      5,236,893
                                                              ------------   ------------   ------------
  Cash and cash equivalents, end of year                      $  2,833,820   $  9,095,255   $  2,557,009
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

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partner-ship. CRIIMI, Inc. purchased the interests of the former managing general partner and the former corporate general partner pursuant to the terms of the Partnership Agreement. CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE), formerly CRI Insured Mortgage Association, Inc., which is managed by an adviser whose general partner is C.R.I., Inc. (CRI). In addition, the General Partner acquired the shares of the company which acts as the assignor limited partner in the Partnership. The interest of the former associate general partner (0.1%) was purchased by the Partnership on September 6, 1991, pursuant to the terms of the Partnership Agreement.

     Also, on September 6, 1991, AIM Acquisition Partners, L.P. (the Advisor) succeeded Integrated Funding, Inc. (IFI) as the advisor to the Partnership. AIM Acquisition Corporation (AIM Acquisition) is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad Inc. and a limited partnership formed by CRI and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, as discussed below, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership. The limited partners and Unitholders of the Partnership approved the execution of a sub-advisory agreement (the Sub-advisory Agreement) with CRI/AIM Management, Inc. (the Sub-advisor), an affiliate of CRI, pursuant to which CRI/AIM Management, Inc. manages the Partnership's portfolio and directs the disposition of the Partnership's mortgage investments.

     During 1994, CRIIMI MAE's Board of Directors determined that it is in CRIIMI MAE's best interest to consider a proposed transaction in which
CRIIMI  MAE  would  become  a  self-managed   and  self-administered  real
estate  investment  trust (REIT).   Under  the  terms of  the proposed
transaction,  CRIIMI  MAE  and its  affiliates  would  acquire certain
mortgage  investment,   servicing,  origination   and  advisory  business   from
affiliates of CRI, including the Sub-advisory Agreement in place with respect to
the  Partnership.   This transaction  will have  no effect on  the Partnership's financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION - Continued

     Until the change in the Partnership's investment policy, as discussed below, and through December 31, 1994, (the expiration of the Partnership's reinvestment period) the Partnership was in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages, and together with Originated Insured Mortgages, referred to herein as Insured Mortgages). After the expiration of the reinvestment period, the Partnership is required (subject to the conditions set forth in the Partnership Agreement) to distribute such proceeds to its Unitholders. The Partnership Agreement states that the Partnership will terminate on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement. As of December 31, 1994, the Partnership had invested in either Originated Insured Mortgages which are insured or guaranteed, in whole or in part, by the Federal Housing Administration (FHA) or Acquired Insured Mortgages which are fully insured (as more fully described below).

     Effective September 19, 1991, the General Partner changed, at the Advisor's recommendation, the investment policies of the Partnership to invest only in Acquired Insured Mortgages which are fully insured or guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association
(GNMA), FHA or the Federal Home Loan Mortgage Corporation.

     Effective January 1, 1994, the United States Congress repealed portions of the Federal tax code which have had an adverse impact on tax-exempt investors in "publicly-traded partnerships." This tax code change cleared away the major impediment standing in the way of listing the Partnership's Depositary Units of Limited Partnership Interest (Units) for trading on a national stock exchange. In an effort to allow pension funds and other tax-exempt organizations to invest in publicly-traded partnerships, the Revenue Reconciliation Act of 1993 repealed the rule that automatically treated income from publicly-traded partnerships as gross income that is derived from an unrelated trade or business. As a result, investments in publicly-traded partnerships such as the Partnership are now treated the same as investments in other partnerships for purposes of the unrelated business taxable income rules. The General Partner listed the Partnership's Units for trading on the American Stock Exchange on January 18, 1994, in order to provide investment liquidity as contemplated in the Partnership's original prospectus. The Units are traded under the symbol "AIJ."


2.   SIGNIFICANT ACCOUNTING POLICIES

     Method of Accounting
     --------------------
          The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

     Investment in Insured Mortgages
     -------------------------------
          The Partnership's Investment in Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to FHA programs (FHA-Insured Certificates), mortgage-backed securities guaranteed by GNMA (GNMA Mortgage-Backed Securities) and FHA-insured mortgage loans
     (FHA-Insured   Loans).      The  mortgages   underlying   the   FHA-
     Insured

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     Certificates,  GNMA Mortgage-Backed Securities,  and FHA-Insured  Loans are
     non-recourse  first  liens  on   multifamily  residential  developments  or
     retirement homes.

          Payments of principal and interest on FHA-Insured Certificates and FHA-Insured Loans are insured by the United States Department of Housing and Urban Development (HUD) pursuant to Title 2 of the National Housing Act. Payments of principal and interest on GNMA Mortgage-Backed Securities are guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

          Prior to January 1, 1994, the Partnership accounted for its investment in Insured Mortgages at amortized cost in accordance with Statement of
     Financial Accounting Standard No. 65 "Accounting for Certain Mortgage Banking Activities" (SFAS 65) since it had the ability and intent to hold these assets for the foreseeable future. The difference between the cost and the unpaid principal balance, at the time of purchase, is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method. The effective interest method provides a constant yield of income over the term of the mortgage. Mortgage investment income is comprised of amortization of the discount plus the stated mortgage interest payments received or accrued, less amortization of the premium.

          In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), effective for fiscal years beginning after December 15, 1993. The Partnership adopted this statement as of January 1, 1994. This statement requires that investments in debt and equity securities be classified into one of the following investment categories based upon the circumstances under which such securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, certain debt securities for which an enterprise has both the ability and intent to hold to maturity, should be accounted for using the amortized cost method and all other securities must be recorded at their fair values.

          As of December 31, 1994, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 33 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 26 years, on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates, the Partnership does not have the ability, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be included in the Available for Sale category. Although the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default or those which are eligible to be put to

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     FHA at the expiration of 20 years from the date of the final endorsement.

          In connection with this classification, as of December 31, 1994, the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, with the unrealized losses on these assets reported as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will be included as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates classified as Available for Sale, will continue to be reported in earnings. The amortized cost of the GNMA Mortgage-Backed Securities and FHA-Insured Certificates in this category is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

          As of January 1, 1994, and for the first three quarters of 1994, the Partnership adopted SFAS 115 for all its mortgage investments. Upon further consideration and interpretation of SFAS 115, as of December 31, 1994, the Partnership has only applied this accounting pronouncement to its investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates. The Partnership continues to account for its FHA-Insured Loans in accordance with SFAS 65, or amortized cost, because such loans are not securities and therefore are not subject to SFAS 115. The impact of this change is immaterial to the 1994 financial statements of the Partnership.

          Gains from dispositions of mortgage investments are recognized upon the receipt of cash or HUD debentures.

          Losses on dispositions of mortgage investments are recognized when it becomes probable that a mortgage will be disposed of and that the disposition will result in a loss. In the case of Insured Mortgages fully insured by HUD, the Partnership's maximum exposure for purposes of determining the loan losses would generally be an assignment fee charged by HUD representing approximately 1% of the unpaid principal balance of the Insured Mortgage at the date of default, plus the unamortized balance of acquisition fees and closing costs paid in connection with the acquisition of the Insured Mortgage and the loss of approximately 30-days accrued interest (see discussion below for losses on mortgages accounted for as AHFS, as defined below).

     Assets Held for Sale Under Coinsurance Program (AHFS)
     -----------------------------------------------------
          As of December 31, 1993, the Partnership had invested in one coinsured mortgage which was accounted for as AHFS. The coinsurer on this mortgage is Integrated Funding, Inc. (IFI), an affiliate of the Partnership, and the Partnership bears the risk of any coinsurance loss.

          A coinsured mortgage loan is deemed to be AHFS when a determination has been made that the borrower meets the following criteria:

     1. The borrower has little or no equity in the collateral, considering the current fair value of the collateral; and

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

          AHFS represent the estimated cash flow to be received from any claims filed with HUD, including the estimated asset disposition proceeds. The disposition proceeds are based on the estimated fair value of the collateral underlying the mortgage which represents the amount that could reasonably be expected to be received in a current sale between a willing buyer and a willing seller. The General Partner initially determined the estimated fair value of the AHFS and periodically assesses the estimated current fair value of the properties to determine whether additional loan losses are appropriate due to, among other factors, a change in market conditions affecting the properties. The loan losses related to these AHFS reduce their carrying values.

          The Partnership accounts for AHFS at the lower of cost or market since its intent is to dispose of the assets in the short term and file coinsurance claims with HUD.

     Cash and Cash Equivalents
     -------------------------
          Cash and cash equivalents consist of time and demand deposits and commercial paper with original maturities of three months or less.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     Reclassification
     ----------------
          Certain amounts in the financial statements for the years ended December 31, 1993 and 1992 have been reclassified to conform with the 1994 presentation.

     Income Taxes
     ------------
          No provision has been made for Federal, state or local income taxes in the accompanying statements of operations since they are the personal responsibility of the Unitholders.

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

                                    As of December 31, 1994          As of December 31, 1993
                                    Amortized        Fair           Amortized        Fair
                                       Cost          Value             Cost          Value
                                   ------------   ------------    ------------   ------------

Investment in FHA-Insured
  Certificates and GNMA
  Mortgage-Backed Securities:
  Originated Insured Mortgages     $ 62,001,470   $ 53,182,652    $ 62,489,779   $ 59,130,566
  Acquired Insured Mortgages         41,472,892     36,919,453       2,006,185      2,107,084
                                   ------------   ------------    ------------   ------------
                                   $103,474,362   $ 90,102,105    $ 64,495,964   $ 61,237,650
                                   ============   ============    ============   ============
Investment in FHA-Insured
  Loans:
  Originated Insured Mortgages     $ 69,162,106   $ 63,422,100    $ 69,539,851   $ 69,659,663
  Acquired Insured Mortgage           1,000,856        956,403       1,005,973      1,054,179
                                   ------------   ------------    ------------   ------------
                                   $ 70,162,962   $ 64,378,503    $ 70,545,824   $ 70,713,842
                                   ============   ============    ============   ============

Cash and cash equivalents          $  2,833,820   $  2,833,820    $  9,095,255   $ 9,095,255

Accrued interest receivable        $  1,910,398   $  1,190,398    $  1,311,345   $ 1,311,345



              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     Investment in FHA-Insured Certificates, GNMA
       Mortgage-Backed Securities and FHA-Insured Loans
     --------------------------------------------------------
          The fair value of the fully insured FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans is based on quoted market prices. In order to determine the fair value of the coinsured FHA-Insured Certificates, the Partnership valued the coinsured FHA-Insured Certificates as though they were fully insured (in the same manner fully insured FHA-Insured Certificates were valued). From this amount, the Partnership deducted a discount factor from the face value of the loan. This discount factor is based on the Partnership's historical analysis of the difference in fair value between coinsured FHA-Insured Certificates and fully insured FHA-Insured Certificates.

     Cash and cash equivalents and accrued interest receivable
     ---------------------------------------------------------
          The carrying amount approximates fair value because of the short maturity of these instruments.

4.   INVESTMENT IN INSURED MORTGAGES

     The following is a discussion of the Partnership's insured mortgage investments, along with the risks related to each type of investment:

     A.   Fully Insured Originated Insured Mortgages and
          Acquired Insured Mortgages
          ----------------------------------------------
          The Partnership's investment in fully insured Originated Insured Mortgages consisted of eight FHA-Insured Loans as of December 31, 1994 and 1993. As of December 31, 1994, these investments had an aggregate amortized cost of $69,162,106, an aggregate face value of $66,602,806, and an aggregate fair value of $63,422,100. As of December 31, 1993, these investments had an aggregate amortized cost of $69,539,851 and an aggregate face value of $66,934,689.

          The Partnership's investment in fully insured Acquired Insured Mortgages consisted of ten GNMA Mortgage-Backed Securities, two FHA-Insured Certificates and one FHA-Insured Loan, as of December 31, 1994. As of December 31, 1994, these investments had an aggregate amortized cost of $42,473,748, an aggregate face value of $42,415,356, and an aggregate fair value of $37,875,856. The Partnership's investment in fully insured Acquired Insured Mortgages consisted of one FHA-Insured Certificate and one FHA-Insured Loan as of December 31, 1993. As of December 31, 1993, these investments had an aggregate amortized cost of $3,012,158, and an aggregate face value of $3,034,084. As of December 31, 1994, all of the fully insured Originated Insured Mortgages and Acquired Insured Mortgages are current with respect to the payment of principal and interest.

          During the year ended December 31, 1994, the Partnership purchased the following fully insured Acquired Insured Mortgages:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN INSURED MORTGAGES - Continued



                                                                                         Effective
                                           Date of                   Purchase            Interest
         Complex Name                    Acquisition                  Price                 Rate
- ------------------------------           -----------               -----------           ---------
Acquired Insured Mortgages
- --------------------------
Pleasantview Nursing Home                January  1994             $ 3,496,416             7.745%
Oakwood Garden Apts.                     February 1994              10,130,271             7.601%
Cypress Cove                             February 1994               7,151,362             7.209%
Brighton Manor                           March 1994                  1,034,042             7.565%
Maple Manor                              March 1994                  1,264,331             7.343%
Regency Park Apts.                       March 1994                  1,470,000             7.201%
Hickory Tree Apts.                       April 1994                  3,519,405             7.478%
Oak Grove Apts.                          April 1994                  7,111,913             7.539%
Mountain Village Apts.                   May 1994                    1,351,350             7.595%
Sunflower Apts.                          May 1994                    1,831,302             7.595%
Main Street Apts.                        September 1994              1,370,266             8.776%
                                                                   -----------

     Total 1994 investment in fully
       insured Acquired Insured
       Mortgages                                                   $39,730,658
                                                                   ===========


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN INSURED MORTGAGES - Continued

          In addition to base interest payments from Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the years ended December 31, 1994, 1993 and 1992, the Partnership received additional interest of $41,059, $113,822 and $104,350, respectively, from the Participations. These amounts are included in mortgage investment income in the accompanying statements of operations.

          In the case of fully insured Originated Insured Mortgages and Acquired Insured Mortgages, the Partnership's maximum exposure for purposes of determining loan losses would generally be approximately 1% of the unpaid principal balance of the Originated Insured Mortgage or Acquired Insured Mortgage (an assignment fee charged by FHA) at the date of a default, plus the unamortized balance of acquisition fees and closing costs paid in connection with the acquisition of the Insured Mortgage and the loss of approximately 30-days accrued interest.

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

          While the Partnership is due payment of all amounts owed under the mortgage, the coinsurance lender is responsible for the timely payment of principal and interest to the Partnership. The coinsurance lender is prohibited from entering into any workout arrangement with the borrower without the Partnership's consent and must file a claim for coinsurance benefits with HUD, upon default, if the Partnership so directs. As an ongoing HUD-approved coinsurance lender, and under the terms of the participation documents, the coinsurance lender is required to satisfy certain minimum net worth requirements as set forth by HUD. However, it is possible that the coinsurance lender's potential liability for loss on these developments, and others, could exceed its HUD-required minimum net worth. In such case, the Partnership would bear the risk of loss if the coinsurance lenders were unable to meet their coinsurance obligations. In addition, HUD's obligation for the payment of its share of the loss could be diminished under certain conditions, such as the lender not adequately pursuing regulatory violations of the borrower or the failure to comply with other terms of the mortgage. However, the General Partner is not aware of any conditions or actions that would result in HUD diminishing its insurance coverage.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN INSURED MORTGAGES - Continued

     1.   Coinsured by third parties
          --------------------------
          As of December 31, 1994 and 1993, the former managing general partner, on behalf of the Partnership, had invested in seven and eight FHA-Insured Certificates secured by coinsured mortgages, respectively. As of December 31, 1994, five of the seven FHA-Insured Certificates secured by coinsured mortgages are coinsured by two unaffiliated third party coinsurance lenders, M-West Mortgage Corporation (M-West) and The Patrician Mortgage Company (Patrician), under the HUD coinsurance program. As discussed below, however, one of these unaffiliated coinsurance lenders (M-West) has informed the General Partner of its intention to liquidate its assets. As such, the Partnership may incur losses to the extent of M-West's obligation in the event of a default on these loans. However, as discussed further below, the General Partner believes that there is sufficient collateral underlying the mortgages and that the carrying value of these assets is realizable. As of December 31, 1994, the five coinsured mortgages which are coinsured by M-West and Patrician were delinquent with respect to the payment of principal and interest. The General Partner is attempting to collect the delinquent payments from the respective coinsuring lenders.

          The following is a discussion of actual and potential performance problems with respect to the mortgage investments which are coinsured by M-West and Patrician.

          The Originated Insured Mortgages on Carmen Drive Estates (The Forest), Woodbine at Lakewood Apartments and Woodland Hills Apartments are coinsured by M-West. As of December 31, 1994 and December 31, 1993, the Partnership's investment in these three coinsured mortgages had an aggregate amortized cost of $22,557,243 and $22,680,052, respectively, and an aggregate face value of $21,836,016 and $21,945,884, respectively. As of December 31, 1994, these three coinsured mortgages had an aggregate fair value of $19,154,882.

          On or about October 17, 1994, the Partnership was informed that M-West was liquidating its assets and intended to assign the mortgage servicing rights related to these coinsured loans to another coinsurance lender, Whitehall Funding (Whitehall). Under the participation agreements, the coinsurer is responsible to remit to the Partnership monthly payments of principal and interest no later than the 25th day of the calendar month. These payments are, in essence, guaranteed to the Partnership by M-West. In the event the respective borrower under a mortgage loan does not submit a mortgage payment, M-West is obligated to advance the delinquent payment to the Partnership. The failure of the coinsurance lender to remit a monthly payment to the Partnership constitutes an event of default under the participation agreements and the mortgage loans. As of March 21, 1995, the Partnership has not received the October 1994, November 1994, December 1994 and January 1995 principal and interest payments due under the mortgage loans and the participation agreements.

          In October 1994, the Partnership's attorneys notified M-West that it

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN INSURED MORTGAGES - Continued

          was in default under the participation agreements, and directed it to prepare an assignment of M-West's interest in the mortgage loans to IFI, a coinsuring mortgagee approved by HUD, and an affiliate of the Partnership. To date, M-West has not complied with the Partnership's direction. IFI has requested that this assignment be approved by HUD. In November 1994, Whitehall filed a Complaint and a motion for a Temporary Restraining Order (TRO) against M-West in California State Court (the Court), which the Court granted, and which prohibited M-West from transferring or disposing of any of its assets, including the Partnership's coinsured loans, pending a further hearing. Additionally, the Court required that Whitehall deposit the mortgage payments it has received on account of two of these loans into an account controlled by the Court.

          In December 1994, attorneys for the Partnership filed a Complaint in Intervention against Whitehall and M-West claiming that the
          Partnership's interests were not adequately represented by the existing parties and the Partnership should be a party to this action. The Court concurred with this motion. The Complaint in Intervention also requested that the Court compel M-West to compensate it for damages and to specifically perform its obligations under the participation agreements, directing it to assign its interest in the mortgage loans and participation agreements to IFI. Additionally, the Complaint in Intervention requested that the Court enter an order directing M-West and Whitehall to account for, and to turn over to the Partnership, any funds in their possession in any way related to the Partnership's mortgage investments, and directing Whitehall to compensate it for damages, including punitive damages, as a result of Whitehall's tortious interference with its contractual rights under the participation agreements.

          On February 16, 1995, the Court dissolved the TRO and ordered M-West to transfer all funds and loan servicing files held with respect to these three coinsured mortgages to IFI. The Court also ordered the Clerk of the Court to transfer all funds held by the Court with respect to these coinsured mortgages to IFI. These transfers will be effectuated upon execution of the Court's order.

          Based on the General Partner's assessment of the collateral underlying these mortgages, the General Partner believes the carrying value of these assets is realizable. However, this assessment is based on current information, and to the extent current conditions change or additional information becomes available, then the General Partner's assessment may change.

          The Originated Insured Mortgage on The Villas, a 405-unit apartment complex located in Lauderhill, Florida, is coinsured by Patrician. The Partnership's investment in this mortgage had an amortized cost of $15,732,782 and $15,856,842, as of December 31, 1994 and December 31,
          1993, respectively, and a face value of $15,966,491 and $16,090,551, as of December 31, 1994 and December 31, 1993, respectively. As of December 31, 1994, this mortgage had a fair value of $14,012,209. Since August 1, 1990, the mortgagor has not made the full monthly

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN INSURED MORTGAGES - Continued

          payments of principal and interest to Patrician. Patrician began collecting rents from the project and continued to make the monthly debt service payments to the Partnership through February 1992. The Partnership and Patrician entered into a modification agreement which provided for reduced payments through July 1992, regular scheduled payments from August 1992 to December 1992, and then increased payments for a period lasting approximately 10 years.

          The mortgagor was unable to comply with the terms of the modification agreement, and as a result, Patrician filed a foreclosure action on October 14, 1993. On November 2, 1993, the mortgagor filed for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1993, the bankruptcy court issued an order establishing a cash collateral account for the deposit of rental income and payment of operating expenses of the property underlying the mortgage.
          Consequently, in November 1993, the mortgagor began remitting the property's net income before debt service to Patrician, which, in turn, forwarded these funds to the Partnership. As of March 21, 1995, the mortgagor has made payments of principal and interest due on the original mortgage through October 1994, and has made payments of principal and interest due under the modification agreement through August 1993. Patrician is currently litigating the case in bankruptcy court seeking to acquire and dispose of the property.

          The mortgagor of The Villas mortgage is also the mortgagor of the Originated Insured Mortgage on St. Charles Place-Phase II, a 156-unit apartment complex located in Miramar, Florida, which is also coinsured by Patrician. The Partnership's investment in the St. Charles Place-Phase II mortgage had an amortized cost equal to its face value of $3,082,440 and $3,098,630 as of December 31, 1994 and December 31,
          1993, respectively. As of December 31, 1994, this mortgage had a fair value of $2,703,780. These amounts represent the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P.
          - Series 88 (AIM 88), an affiliate of the Partnership.

          During 1993, the mortgagor of St. Charles Place-Phase II paid its monthly principal and interest payments to Patrician in arrears, and ceased making monthly debt service payments in October 1993. As the mortgagor was unable to bring the loan current, Patrician filed a foreclosure action on October 14, 1993. On November 2, 1993, the mortgagor filed for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1993, the bankruptcy court issued an order establishing a cash collateral account for the deposit of rental income and payment of operating expenses of the property underlying the mortgage. Consequently, in November 1993, the mortgagor began remitting the property's net income before debt service to Patrician, which, in turn, forwarded these funds to the Partnership. As of March 21, 1995, the mortgagor has made payments of principal and interest due on the mortgage through August 1994 to the Partnership. Patrician is currently litigating the case in bankruptcy court in order to acquire and dispose of the property.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN INSURED MORTGAGES - Continued

          The General Partner is overseeing Patrician's efforts to complete these foreclosure actions, including the subsequent acquisition and disposition of the above two properties. As the coinsurance lender, Patrician is liable to the Partnership for the outstanding principal balance of both mortgages plus all accrued but unpaid interest through the date of such payment. If the sale of the properties collateralizing the mortgages produces insufficient net proceeds to repay the mortgage obligations to the Partnership, Patrician will be liable to the Partnership for the coinsurance lender's share of the deficiency. Based on the General Partner's assessment of the collateral underlying the mortgages, including information related to the financial condition of Patrician, the General Partner believes the carrying value of these assets is realizable.

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

     2.   Coinsured by affiliate
          ----------------------
     a. As of December 31, 1994 and 1993, respectively, the former managing general partner, on behalf of the Partnership, had invested in two and three FHA-Insured Certificates secured by coinsured mortgages where the coinsurance lender is IFI. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss. In January 1994, the Partnership disposed of one of these mortgages, One East Delaware, which was classified as AHFS, as of December 31, 1993, as discussed below.

          As of December 31, 1994, the remaining two IFI coinsured mortgages, as shown in the table below, are current with respect to the payment of principal and interest. The General Partner believes there is adequate collateral value underlying the mortgages. Therefore, no loan losses were recognized on these mortgages during the years ended December 31, 1994, 1993 and 1992, except as described below in connection with a mortgage modification in 1994. As of December 31, 1994, these two investments had an aggregate fair value of $17,311,781.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN INSURED MORTGAGES - Continued



                              Amortized      Face         Amortized        Face           Loan Losses Recognized
                                Cost         Value          Cost           Value             for the year ended
                            December 31,  December 31,   December 31,   December 31,    December 31,    December 31,
                                1994          1994          1993            1993            1994            1993
                            ------------  ------------   ------------   ------------    ------------    ------------
Pembrook Apartments         $ 15,606,087  $ 14,992,832   $ 15,684,341   $ 15,060,875    $         --    $         --
Spring Lake Village (a)        5,022,918     5,022,919      5,169,914      5,054,317         115,301(a)           --

(a)  In March 1994, the mortgage note was amended to reduce the mortgage interest rate from 8.75% to 7.00%.  In connection with the refinancing, the Partnership recognized a loan loss of $115,301 on the accompanying statement of operations for the year ended December 31, 1994, primarily representing the unamortized balance of acquisition and closing costs paid in connection with the origination of this mortgage.


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN INSURED MORTGAGES - Continued

     b.   Assets Held for Sale Under Coinsurance Program

          As previously discussed, as of December 31, 1993, the former managing general partner, on behalf of the Partnership, had invested in one coinsured mortgage, One East Delaware, which was accounted for as AHFS. In January 1994, the Partnership received net proceeds of $33,233,501 from the prepayment of this mortgage and recognized a gain of $1,129,973 in the accompanying statement of operations for the year ended December 31, 1994. As of December 31, 1994, the Partnership had reinvested the net disposition proceeds in fully insured Acquired Insured Mortgages.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 1994, 1993 and 1992 are as follows:

                                    1994               1993        1992
                                   ------             ------      ______

Quarter ended March 31,            $ 0.41(1)(2)       $ 0.23      $ 0.30
Quarter ended June 30,               0.29(2)            0.21        0.22
Quarter ended September 30,          0.30(2)            0.29(3)     0.30
Quarter ended December 31,           0.34(2)            0.28(4)     0.32
                                   ------             ------      ------
                                   $ 1.34             $ 1.01      $ 1.14
                                   ======             ======      ======

(1) This amount includes approximately $0.18 per Unit representing previously undistributed accrued interest received from the disposition of the mortgage on One East Delaware.

(2) This amount includes approximately $0.01, $0.04, $0.03 and $0.03 per Unit representing previously undistributed accrued interest received from two delinquent mortgages, for the quarters ending March 31, 1994, June 30, 1994, September 30, 1994 and December 31, 1994, respectively.

(3) In September 1993, the Partnership received $591,872 (approximately $0.06 per Unit) from the mortgage on Victoria Pointe Apartments-Phase II, representing mortgage interest from October 1991 through June 1992, and a partial payment for July 1992. The Partnership distributed approximately $0.03 per Unit of this previously undistributed interest and reserved approximately $0.03 per Unit for the continued funding of coinsurance expenses. The Partnership distributed the remaining interest of approximately $0.03 per Unit to Unitholders as part of the fourth quarter distribution, as discussed below.

(4) This includes a special distribution of approximately $0.10 per Unit comprised of (i) $0.03 per Unit of previously undistributed accrued interest from the mortgage on Victoria Pointe Apartments-Phase II which was reserved as part of the third quarter distribution, described above, and
     (ii) $.07 per Unit representing previously undistributed accrued interest received in December 1993 resulting from the disposition of the mortgage on

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

5.   DISTRIBUTIONS TO UNITHOLDERS - Continued

     Victoria Pointe Apartments-Phase II.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

6.   INVESTMENT IN AFFILIATE AND NOTE PAYABLE TO AFFILIATE

     Effective December 31, 1991, American Insured Mortgage Investors-Series 85, L.P. (AIM 85), an affiliated entity, transferred a GNMA Mortgage-Backed Security (the GNMA security) in the amount of approximately $4.7 million to IFI in order to capitalize IFI with sufficient net worth under HUD regulations. The Partnership and its affiliate, AIM 88, each issued a demand note payable to AIM 85 and recorded an investment in IFI through an affiliate (AIM Mortgage, Inc.) at an amount proportionate to each entity's coinsured mortgages for which IFI was the mortgagee of record as of December 31, 1991. AIM Mortgage, Inc. is jointly owned by AIM 85, AIM 88 and the Partnership. The Partnership accounts for its investment in IFI under the equity method of accounting. Interest expense on the note payable was based on an interest rate of 8% per annum.

     In 1992, IFI entered into an expense reimbursement agreement with the Partnership, AIM 85 and AIM 88 (collectively, the AIM Funds) whereby IFI reimburses the AIM Funds for general and administrative expenses incurred on behalf of IFI. The expense reimbursement is allocated to the AIM Funds based on an amount proportionate to each entity's coinsured mortgage investments. The expense reimbursement, along with the Partnership's equity interest in IFI's net income or loss, substantially equals the Partnership's interest expense on the note payable.

     In April 1994, IFI received net proceeds of approximately $4.7 million from the prepayment of the GNMA security, which IFI distributed to the AIM Funds. On June 30, 1994, the Partnership repaid its note payable to AIM 85.

     As a result of this distribution, in April 1994, AIM 88 transferred a GNMA Mortgage-Backed Security in the amount of approximately $2.0 million to IFI in order to recapitalize IFI with sufficient net worth under HUD regulations. The Partnership and AIM 85 each issued a demand note payable to AIM 88 and recorded an investment in IFI through AIM Mortgage, Inc., in proportion to each entity's coinsured mortgages for which IFI was the mortgagee of record as of April 1, 1994. Interest expense on the note payable to AIM 88 is based on an annual interest rate of 7.25%

     In connection with these transactions, the expense reimbursement agreement

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

6.   INVESTMENT IN AFFILIATE AND NOTE PAYABLE TO AFFILIATE -
        Continued

was amended as of April 1, 1994 to adjust the allocation of the expense reimbursement to the AIM Funds to an amount proportionate to each entity's coinsured mortgage investments as of April 1, 1994. The expense reimbursement, as amended, along with the Partnership's equity interest in IFI's net income or loss, substantially equals the Partnership's interest expense on the note payable.

7.   TRANSACTIONS WITH RELATED PARTIES

     In addition to the related party transactions described above in Note 6, the General Partner, and certain affiliated entities, during the years ended December 31, 1994, 1993 and 1992, earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

7.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                               Capacity in Which           For the years ended December 31,
Name of Recipient                 Served/Item                 1994           1993           1992
- -----------------        ----------------------------      ----------     ----------     ----------
CRIIMI, Inc.(1)          General Partner/Distribution      $  661,177     $  498,350     $  562,495

AIM Acquisition          Advisor/Asset Management Fee       1,573,895      1,694,280      1,688,681
  Partners, L.P.(2)

CRI(3)                   Affiliate of General Partner/        161,509        142,495        209,880
                           Expense Reimbursement



     (1)   The General Partner, pursuant  to amendments to  the Partnership Agreement, effective  September 6, 1991, is  entitled to receive 4.9% of the Partnership's income, loss, capital  and distributions including, without limitation, the Partnership's Adjusted
Cash from Operations and Proceeds of Mortgage Prepayments, Sales or Insurance (both as defined in the Partnership Agreement).

     (2)  The Advisor, pursuant to the Purchase Agreement and amendments to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement).

     Of the amounts paid to  the Advisor, the Sub-advisor earned a fee  equal to $463,853, $499,332 and $497,716, or  0.28% of Total
Invested Assets, for the years ended December 31, 1994, 1993 and 1992.

     (3)  These amounts are paid to CRI as reimbursement for expenses incurred on behalf of the General Partner and the Partnership.
As discussed in Note 1, the proposed transaction in  which CRIIMI MAE would become a self-managed and self-administered REIT  has no impact on the  payments required to  be made by  the Partnership, other than  that the expense  reimbursement currently paid  by the
Partnership  to CRI  in connection with  the provision  of services  by the  Sub-advisor will  be paid to  affiliates of  CRIIMI MAE subsequent to the consummation of the proposed transaction.


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


8.   PARTNERS' EQUITY

     Depositary Units representing economic rights in limited partnership interests (Units) were issued at a stated value of $20. A total of 9,576,165 Units were issued for an aggregate capital contribution of $191,523,300. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 Units in exchange therefor and the former general partners contributed a total of $1,000 to the Partnership.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


9.   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1994, 1993 and 1992:

(In Thousands, Except Per Unit Data)
                                                          1994
                                                    Quarter ended
                                  March 31       June 30     September 30    December 31
                                 ----------    ----------    ------------    -----------
Income                           $    3,294    $    3,471    $      3,454    $     3,425
Loan losses                            (115)           --              --             --
Gain on mortgage
  disposition                         1,130            --              --             --
Net earnings                          3,715         2,889           2,912          2,934
Net earnings per Limited
  Partnership Unit                     0.37          0.29            0.29           0.29

                                                           1993
                                                      Quarter ended
                                  March 31       June 30     September 30    December 31
                                 ----------    ----------    ------------    -----------
Income                           $    3,677    $    3,625    $      3,989    $     3,139
Loan losses                              --            --              --            (63)
Net earnings                          3,109         3,092           3,410          2,559
Net earnings per Limited
  Partnership Unit                     0.31          0.31            0.34           0.25


                                                           1992
                                                      Quarter ended
                                  March 31*      June 30*    September 30*   December 31*
                                 ----------    ----------    ------------    -----------
Income                           $    3,163    $    2,792    $      2,930    $     3,211
Loan losses                              --            --              --          (107)
Net earnings                          2,532         2,144           2,352          2,508
Net earnings per Limited
  Partnership Unit                     0.25          0.21            0.23           0.26

*Certain  amounts in  the statement of  operations for  the quarters ended  March 31,  1992, June 30,  1992, September  30, 1992 and
December 31, 1992 were reclassified to conform with the 1993 presentation.  These reclassifications are reflected herein.
/TABLE

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                                SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                  DECEMBER 31, 1994

                                                                                                                         Annual
                                                                                                                         Payment
                                                                Interest                       Net                     (Principal
                                                                Rate on       Face          Carrying                       and
   Development Name/                      Maturity      Put     Mortgage   Amount of          Value       Cumulative    Interest)
       Location                             Date      Date (1)   (4)(5)    Mortgage       (3)(9)(10)(14) Loan Losses     (4)(11)
- -----------------------                   --------    --------  -------- ------------     -------------- -----------  -----------
ORIGINATED INSURED MORTGAGES
Coinsured Mortgages
- -------------------
Investment in FHA-Insured
  Certificates (carried at fair value)
Woodland Apts.
  Minnetonka, MN(6)                           5/29       10/02     8.25% $ 11,885,577       $ 10,426,266 $        --  $1,043,897
Woodbine at Lakewood Apts.
  Boise, ID(6)                                5/29       10/02     8.25%    5,049,840          4,429,850          --     443,917
Carmen Drive Estates
  Lake Oswego, OR(6)                          4/29       12/02     8.50%    4,900,599          4,298,766          --     440,780
Pembrook Apts.
  Gurnee, IL(7)                               6/30       10/05     8.25%   14,992,832         13,151,376          --   1,308,031
Spring Lake Village
  St. Petersburg, FL(7)                       7/29        5/03     7.00%    5,022,919          4,160,405     115,301     463,226
The Villas
  Lauderhill, FL (6)                          7/29        8/02     8.75%   15,966,491(12)     14,012,209     842,709   1,491,805(13)
St. Charles Place-Phase II
  Miramar, FL (6)                             2/30       12/03    8.625%    3,082,440(8)(12)   2,703,780(8)  106,000     279,571(8)
                                                                          -----------        -----------
     Total investment in FHA-Insured
       Certificates-Originated Insured
       Mortgages                                                           60,900,698         53,182,652
                                                                          -----------         ----------


                                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                                             SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                          DECEMBER 31, 1994

                                                                                                                         Annual
                                                                                                                         Payment
                                                                Interest                       Net                     (Principal
                                                                Rate on       Face          Carrying                       and
   Development Name/                      Maturity      Put     Mortgage   Amount of          Value       Cumulative    Interest)
       Location                             Date      Date (1)   (4)(5)    Mortgage       (3)(9)(10)(14) Loan Losses     (4)(11)
- -----------------------                   --------    --------  -------- ------------     -------------- -----------  -----------
ACQUIRED INSURED
  MORTGAGES:
- -----------------------
Investment in FHA-Insured
  Certificates (carried at fair value)
Southampton Apts.
  Grove City, OH                              4/27          --     8.50% $  2,013,164      $   1,917,136          --  $   183,038
Pleasantview Nursing Home
  Union, NJ                                   6/29          --     7.75%    3,486,246          3,148,947          --      290,532
                                                                         ------------      -------------
    Total investment in FHA-Insured
      Certificates - Acquired Insured
      Mortgages                                                             5,499,410          5,066,083
                                                                         ------------      -------------
Investment in GNMA Mortgage-Backed
  Securities (carried at fair value)
Brighton Manor
  Petersburg, VA                              3/29          --     7.50%    1,035,926            915,245          --       84,243
Cyress Cove
  Jacksonville, FL                            2/28          --     7.30%    7,037,818          6,218,404          --      564,582
Hickory Tree Apts.
  Indianapolis, IN                            4/27          --    7.375%    3,537,653          3,125,860          --      287,772
Main Street Square
  Roundrock, TX                               9/29          --     8.75%    1,371,689          1,331,741          --      126,165
Maple Manor
  Syracuse, NY                                4/29          --    7.375%    1,254,101          1,108,017          --      100,599
Mountain Village Apts.
  Tucson, AZ                                  5/29          --     7.50%    1,359,504          1,201,118          --      110,441
Oak Grove Apts.
  Baltimore, MD                               6/23          --     7.50%    7,080,648          6,257,777          --      603,107
Oakwood Garden Apts.
  San Jose, CA                               10/23          --     7.75%    9,903,233          8,751,798          --      860,914
Regency Park Apts.
  North St. Paul, MN                          4/24          --     7.00%    1,488,672          1,315,697          --      119,754
Sunflower Apts.
  Tucson, AZ                                  5/29          --     7.50%    1,842,351          1,627,713          --      149,666
                                                                         ------------       ------------
    Total investment in GNMA Mortgage-
      Backed Securities-Acquired Insured
      Mortgages                                                            35,911,595         31,853,370
                                                                         ------------       ------------
    Total investment in FHA-Insured Certificates
       and GNMA Mortgage-Backed Securities                               $102,311,703       $ 90,102,105
                                                                         ============       ============


                                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                                             SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                          DECEMBER 31, 1994
                                                                                                                         Annual
                                                                                                                         Payment
                                                                Interest                        Net                    (Principal
                                                                Rate on       Face           Carrying                      and
   Development Name/                      Maturity      Put     Mortgage   Amount of           Value      Cumulative    Interest)
       Location                             Date      Date (1)   (4)(5)    Mortgage       (3)(9)(10)(14) Loan Losses     (4)(11)
- -----------------------                   --------    --------  -------- ------------     -------------- -----------  -----------
ORIGINATED INSURED
  MORTGAGES:
- ------------------
Fully Insured Mortgages
- -----------------------
Investment in FHA-Insured
  Loans (carried at amortized cost)(2)
Iroquois Club Apts.
  Naperville, IL                              3/29       12/03     8.25% $ 18,565,562       $ 19,244,552          --  $ 1,629,873
Colony Square Apts.
  Rocky Mount, NC                            10/28        4/02     8.25%    4,231,909          4,404,666          --      372,352
Lakewood Villas
  Vernon Hills, IL                            6/28        5/02     8.50%    5,968,482          6,195,321          --      539,123
Argyle Place
  Hickory, NC                                 4/29        7/03     8.25%    4,949,499          5,130,254          --      434,902
Skyridge Club
  Crystal Lake, IL                            7/29        7/05     8.25%    8,888,128          9,259,160          --      778,940
Arbor Station
  Montgomery, AL                             10/29        7/02     8.25%    8,785,382          9,128,375          --      771,270
Greenbriar Place
  Glen Ellyn, IL                              4/29        7/02     8.25%    5,793,079          6,020,252          --      508,353
Ridgeview Chase Apts.
  Westminster, MD                             2/30       10/04    8.375%    9,420,765          9,779,526          --      833,588
                                                                         ------------       ------------
Total investment in FHA-Insured Loans -
  Fully Insured Mortgages                                                  66,602,806         69,162,106
                                                                         ------------       ------------
ACQUIRED INSURED MORTGAGE
- -------------------------
Investment in FHA-Insured
  Loan - (carried at amortized cost)(2)

Winburn Square
  Lexington, KY                               1/27          --     9.00%    1,004,351          1,000,856          --       95,829
                                                                         ------------       ------------

     Total investment in FHA-Insured Loans                                 67,607,157         70,162,962
                                                                         ============       ============

     TOTAL INVESTMENT IN INSURED MORTGAGES                               $169,918,860       $160,265,067
                                                                         ============       ============




              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1994


(1) Under the Section 221 program of the National Housing Act of 1937, as amended, a mortgagee has the right to assign a mortgage (put) to FHA at the expiration of 20 years from the date of final endorsement if the insured mortgage is not in default at such time. Any insured mortgagee electing to assign an FHA-insured mortgage to FHA will receive in exchange HUD debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at the "going Federal" rate at such date. This assignment procedure is applicable to a mortgage which had a firm or conditional FHA commitment for insurance on or before November 30, 1983 and, in the case of insured mortgages sold in a GNMA auction, was sold in an auction prior to February 1984. Certain of the Partnership's mortgages may have the right of assignment under this program. Certain mortgages that do not qualify under this program possess a special assignment option, in certain mortgage documents, which allows the Partnership, anytime after this date, to require payment of the unpaid principal balance of the mortgages. At such time, the borrowers must make payment to the Partnership or the Partnership may cancel the FHA insurance and institute foreclosure proceedings.

(2)  Inclusive of closing costs and acquisition fees.

(3) Prepayment of these insured mortgages would be based upon the unpaid principal balance at the time of prepayment.

(4) This represents the base interest rate during the permanent phase of this insured mortgage loan. Additional interest (referred to as Participations) measured as a percentage of the net cash flow from the development and of the net proceeds from sale, refinancing or other disposition of the underlying development (as defined in the participation agreements), will also be due. During the years ended December 31, 1994, 1993 and 1992, the Partnership received additional interest of $41,059, $113,822 and $104,350, respectively, from the Participations.

(5) In addition, the servicer or the sub-servicer of the insured mortgage, primarily unaffiliated third parties, is entitled to receive compensation for certain services rendered. Effective January 1993, CRICO Mortgage Company, Inc., an affiliate of CRI, became the sub-servicer of two of the seven coinsured mortgages.

(6) These mortgages are insured under the HUD coinsurance program, as previously discussed. The

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1994


     HUD-approved coinsurance lenders for these mortgages are The Patrician Mortgage Company (The Villas and St. Charles Place-Phase II) and M-West Mortgage Corporation (Woodland Hills Apartments, Woodbine at Lakewood Apartments and Carmen Drive Estates).

(7) These insured mortgages are insured under the HUD coinsurance program, as previously discussed. IFI is the HUD-approved coinsurance lender, and the Partnership bears the risk of any principal loss, as previously discussed.

(8) This amount represents the Partnership's 45% interest in this insured mortgage. The remaining 55% interest was acquired by AIM 88.

(9) A reconciliation of the carrying value of the Insured Mortgages and Assets Held for Sale Under Coinsurance Program, for the years ended December 31, 1994 and 1993, is as follows:

                                1994                1993
                            ------------        ------------
Beginning balance           $167,145,316        $173,752,165

Investment in Acquired
  Insured Mortgages           39,730,658                  --

Principal receipts on
 Insured Mortgages            (1,019,821)           (600,361)

Payments made for AHFS/
  mortgage investment
  income accrued/accreted
  on AHFS                             --           3,106,783

Loan losses                     (115,301)            (63,488)

Gain on mortgage
  disposition                  1,129,973                  --

Disposition of AHFS          (33,233,501)         (9,049,783)

Unrealized losses
  on investment in
  Insured Mortgages          (13,372,257)                 --
                            ------------        ------------
Ending balance              $160,265,067        $167,145,316
                            ============        ============

(10) The mortgages underlying the Partnership's investment in FHA-Insured Certificates, GNMA Mortgage-Backed Securities, and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1994


(11) Principal and interest are payable at level amounts over the life of the Insured Mortgages.

(12) Represents principal amount subject to delinquent principal or interest. See Note 4 to the financial statements.

(13) Annual payment reflects required principal and interest payments for 1994 as per the modification agreement.

(14) As of December 31, 1994 and 1993, the tax basis of the Insured Mortgages and Assets Held for Sale Under Coinsurance Program, was approximately $174.3 million and $168.0 million, respectively.