Form 10-Q
period 1995-03-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1995-05-15
CIK 784014

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended           March 31, 1995
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

     As of May 15, 1995, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995

                                                         Page
                                                         ----
PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - March 31, 1995 and
            December 31, 1994 . . . . . . . . . . . . .     3

          Statements of Operations - for the
            three months ended March 31, 1995
            and 1994  . . . . . . . . . . . . . . . . .     4

          Statement of Changes in Partners' Equity -
            for the three months ended March 31,
            1995  . . . . . . . . . . . . . . . . . . .     5

          Statements of Cash Flows - for the three
            months ended March 31, 1995
            and 1994  . . . . . . . . . . . . . . . . .     6

          Notes to Financial Statements . . . . . . . .     7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . .    15

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .    21

Signature   . . . . . . . . . . . . . . . . . . . . . .    22

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                             BALANCE SHEETS

                                          March 31,         December 31,
                                            1995                1994
                                        --------------       -------------
                                         (Unaudited)
                          ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Originated insured mortgages         $   55,185,758       $  53,182,652
    Acquired insured mortgages               38,900,203          36,919,453
                                         --------------       -------------
                                             94,085,961          90,102,105

Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  premium and discount:
    Originated insured mortgages              69,062,923          69,162,106
    Acquired insured mortgage                    999,503           1,000,856
                                          --------------       -------------
                                              70,062,426          70,162,962

Cash and cash equivalents                      2,062,233           2,833,820

Investment in affiliate                          478,612             478,612

Receivables and other assets                   2,688,985           2,116,387
                                          --------------       -------------
     Total assets                         $  169,378,217       $ 165,693,886
                                          ==============       =============

                                        LIABILITIES AND PARTNERS' EQUITY


Distributions payable                     $    2,618,123       $   3,423,700

Note payable and due to affiliate                487,287             478,612

Accounts payable and accrued expenses            222,285             200,987
                                          --------------       -------------
     Total liabilities                         3,327,695           4,103,299
                                          --------------       -------------
Partners' equity:
  Limited partners' equity                   176,079,355         175,790,599
  General partner's deficit                     (812,877)           (827,755)
  Net unrealized losses on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-Backed Securities           (9,215,956)        (13,372,257)
                                          --------------       -------------
     Total partners' equity                  166,050,522         161,590,587
                                          --------------       -------------
     Total liabilities and
       partners' equity                   $  169,378,217       $ 165,693,886
                                          ==============       =============

                                 The accompanying notes are an integral part
                                          of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                        For the three months ended March 31,
                                                1995              1994
                                            ------------      ------------
Income:
  Mortgage investment income                $  3,447,134      $  3,111,373
  Interest and other income                       27,822           182,971
                                            ------------      ------------
                                               3,474,956         3,294,344
                                            ------------      ------------
Expenses:
  Asset management fee to related
    parties                                      410,226           363,183
  General and administrative                     134,298           195,897
  Interest expense to affiliate                    8,675            34,755
                                            ------------      ------------
                                                 553,199           593,835
                                            ------------      ------------
  Earnings before loan loss and gain on
    mortgage disposition                       2,921,757         2,700,509

  Loan loss                                           --          (115,301)

  Gain on mortgage disposition                        --         1,129,973
                                            ------------      ------------
     Net earnings                           $  2,921,757      $  3,715,181
                                            ============      ============

Net earnings allocated to:
  Limited partners - 95.1%                  $  2,778,591      $  3,533,137
  General partner -  4.9%                        143,166           182,044
                                            ------------      ------------
                                            $  2,921,757      $  3,715,181
                                            ============      ============
Net earnings per Limited
  Partnership Unit                          $       0.29      $       0.37
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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                STATEMENT OF CHANGES IN PARTNERS' EQUITY

                               For the three months ended March 31, 1995

                                                 (Unaudited)


                                                                                Net
                                                                              Unrealized
                                                                              Losses on
                                                                              Investment
                                                                             in FHA-Insured
                                                                              Certificates
                                                                               and GNMA
                                             General          Limited        Mortgage-Backed
                                             Partner          Partners         Securities           Total
                                           -------------    -------------    ---------------    ------------

Balance, January 1, 1995                   $    (827,755)   $ 175,790,599    $   (13,372,257)   $161,590,587

  Net earnings                                   143,166        2,778,591                 --       2,921,757

  Distributions paid or accrued of
    of $0.26 per Unit                           (128,288)      (2,489,835)                --      (2,618,123)

  Adjustment to net unrealized losses
    on investment in FHA-Insured
    Certificates and GNMA Mortgage-
    Backed Securities                                 --               --          4,156,301       4,156,301
                                           -------------    -------------    ---------------    ------------

Balance, March 31, 1995                    $    (812,877)   $ 176,079,355    $    (9,215,956)   $166,050,522
                                           =============    =============    ===============    ============

Limited Partnership Units outstanding -
  March 31, 1995                                                9,576,290
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                                      STATEMENTS OF CASH FLOWS

                                                             (Unaudited)

                                                                 For the three months ended March 31
                                                                          1995            1994
                                                                      ------------    ------------
  Cash flows from operating activities:

    Net earnings                                                      $  2,921,757    $  3,715,181

    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Loan loss                                                                 --         115,301
      Gain on mortgage disposition                                              --      (1,129,973)
      Changes in assets and liabilities:
        Increase in note payable and due to affiliate                        8,675          34,755
        Increase (decrease) in accounts payable and
          accrued expenses                                                  21,298         (75,367)
        (Increase) decrease in receivables and other assets               (572,598)      1,340,558
                                                                      ------------    ------------
        Net cash provided by operating activities                        2,379,132       4,000,455
                                                                      ------------    ------------
  Cash flows from investing activities:

    Proceeds from disposition of Asset Held for Sale
      under Coinsurance Program                                                 --      33,233,501
    Investment in Acquired Insured Mortgages                                    --     (24,374,326)
    Receipt of principal from scheduled payments                           272,981         202,006
                                                                      ------------    ------------
        Net cash provided by investing activities                          272,981       9,061,181
                                                                      ------------    ------------

  Cash flows from financing activities:
    Distributions paid to partners                                      (3,423,700)     (2,819,518)
                                                                      ------------    ------------
  Net (decrease) increase in cash and cash equivalents                    (771,587)     10,242,118

  Cash and cash equivalents, beginning of period                         2,833,820       9,095,255
                                                                      ------------    ------------
  Cash and cash equivalents, end of period                            $  2,062,233    $ 19,337,373
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

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partner-ship. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE), formerly CRI Insured Mortgage Association, Inc., which is managed by an adviser whose general partner is C.R.I., Inc. (CRI).

     AIM Acquisition Partners L.P. (the Advisor) serves as the advisor of the Partnership. The general partner of the Advisor is AIM Acquisition Corporation and the limited partners include an entity owned by CRIIMI MAE and CRI. A sub-advisory agreement exists whereby CRI/AIM Management, Inc. (the Sub-advisor), an affiliate of CRI, manages the Partnership's portfolio.

     During 1994, CRIIMI MAE's Board of Directors determined that it is in CRIIMI MAE's best interest to consider a proposed transaction in which CRIIMI MAE would become a self-managed and self-administered real estate investment trust (REIT). Under the terms of the proposed transaction, CRIIMI MAE and its affiliates would acquire certain mortgage advisory, servicing, and related businesses from affiliates of CRI, including the agreement with the Sub-advisor to provide servicing and loan management services to the Partnership. This transaction will have no effect on the Partnership's financial statements.

     Until the change in the Partnership's investment policy, as discussed below, and through December 31, 1994 (the expiration of the Partnership's reinvestment period), the Partnership was in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages, and together with Originated Insured Mortgages, referred to herein as Insured Mortgages). After the expiration of the reinvestment period, the Partnership is required (subject to the conditions set forth in the Partnership Agreement) to distribute net proceeds from mortgage dispositions to its Unitholders. The Partnership Agreement states that the Partnership will terminate on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement. As of March 31, 1995, the Partnership had invested in either Originated Insured Mortgages which are insured or guaranteed, in whole or in part, by the Federal Housing Administration (FHA) or Acquired Insured Mortgages which are fully insured.

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 1995 and December 31, 1994 and the results of its operations and cash flows for the three months ended March 31, 1995 and 1994.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   BASIS OF PRESENTATION - Continued

information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994.

3.   SIGNIFICANT ACCOUNTING POLICIES

     Statements of Cash Flows
     ------------------------
          No cash payments were made for interest expense during the three months ended March 31, 1995 and 1994.

4.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES

     The following is a discussion of the Partnership's investment in FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of March 31, 1995 and December 31, 1994.

          Fully Insured GNMA Mortgage-Backed Securities
          and FHA-Insured Certificates
          ----------------------------------------------
          As of March 31, 1995 and December 31, 1994, the Partnership's investment in fully-insured Acquired Insured Mortgages, carried at fair value, consisted of ten GNMA Mortgage-Backed Securities and two FHA-Insured Certificates with an aggregate amortized cost of $41,388,930 and $41,472,892, respectively, an aggregate face value of $41,327,544 and $41,411,005, respectively, and an aggregate fair value of $38,900,203 and $36,919,453, respectively.

          Originated Coinsured FHA-Insured Certificates
          ---------------------------------------------
          As discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, under the HUD coinsurance program, both HUD and the coinsurance lender are responsible for paying a portion of the insurance benefits if a mortgagor defaults and the sale of the development collateralizing the mortgage produces insufficient net proceeds to repay the mortgage obligation. In such case, the coinsurance lender will be liable to the Partnership for the first part of such loss in an amount up to 5% of the outstanding principal balance of the mortgage as of the date foreclosure proceedings are instituted or the deed is acquired in lieu of foreclosure. For any loss greater than 5% of the outstanding principal balance, the responsibility for paying the insurance benefits will be borne on a pro-rata basis, 85% by HUD and 15% by the coinsurance lender.

     1.   Coinsured by third parties
          --------------------------
          As of March 31, 1995 and December 31, 1994, the Partnership held investments in seven FHA-Insured Certificates secured by coinsured mortgages. These mortgage investments were originated by the former managing general partner. As of March 31, 1995, five of the seven FHA-Insured Certificates secured by coinsured mortgages are coinsured

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES - Continued

          by two unaffiliated third party coinsurance lenders, M-West Mortgage Corporation (M-West) and The Patrician Mortgage Company (Patrician), under the HUD coinsurance program. As discussed below, however, one of these unaffiliated coinsurance lenders (M-West) has informed the General Partner of its intention to liquidate its assets. Therefore, the Partnership may incur losses to the extent of M-West's obligation in the event of a default on these loans. However, as discussed further below, the General Partner believes that there is sufficient collateral underlying the mortgages and that the carrying value of these assets is realizable. As of March 31, 1995, the five coinsured mortgages which are coinsured by M-West and Patrician were delinquent with respect to the payment of principal and interest. The General Partner is attempting to collect the delinquent payments from the respective coinsuring lenders.

          The following is a discussion of actual and potential performance problems with respect to the mortgage investments which are coinsured by M-West and Patrician.

          The Originated Insured Mortgages on Carmen Drive Estates (The Forest), Woodbine at Lakewood Apartments and Woodland Hills Apartments are coinsured by M-West. As of March 31, 1995 and December 31, 1994, the Partnership's investment in these three coinsured mortgages had an aggregate amortized cost of $22,524,988 and $22,557,243, respectively, an aggregate face value of $21,807,100 and $21,836,016, respectively, and an aggregate fair value of $19,853,292 and $19,154,882, respectively.

          On or about October 17, 1994, the Partnership was informed that M-West was liquidating its assets and intended to assign the mortgage servicing rights related to these coinsured loans to another coinsurance lender, Whitehall Funding (Whitehall). The Partnership successfully contested this transfer and obtained a court order requiring the transfer of all funds and loan servicing files held with respect to these three coinsured mortgages to Integrated Funding, Inc.
          (IFI), an affiliate of the Partnership. As of May 12, 1995, the total delinquent principal and interest payments due with respect to these mortgages is approximately $964,000. Additionally, as of May 12, 1995, claims for damages against M-West and Whitehall are pending.

          Based on the General Partner's assessment of the collateral underlying these mortgages, the General Partner believes the carrying value of these assets is realizable. However, this assessment is based on current information, and to the extent current conditions change or additional information becomes available, then the General Partner's assessment may change.

          The Originated Insured Mortgages on The Villas and St. Charles Place - Phase II are coinsured by Patrician. As of March 31, 1995 and December 31, 1994, the Partnership's investment in the mortgage on The Villas had an amortized cost of $15,709,233 and $15,732,782, respectively, a face value of $15,942,942 and $15,966,491, respectively, and fair value of $14,524,471 and $14,012,209, respectively. As of May 12, 1995, the mortgagor has made payments of principal and interest due on the original mortgage through December

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES - Continued

          1994, and has made payments of principal and interest due under a modification agreement through August 1993. Patrician is currently litigating the case in bankruptcy court seeking to acquire and ultimately dispose of the property.

          The Partnership's investment in the mortgage on St. Charles Place-Phase II had an amortized cost equal to its face value of $3,078,988 and $3,082,440 as of March 31, 1995 and December 31, 1994,
          respectively.   As of March 31, 1995 and December 31, 1994, this
          mortgage had a fair value of $2,802,933 and $2,703,780, respectively. These amounts represent the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 (AIM 88), an affiliate of the Partnership. As of May 12, 1995, the mortgagor has made payments of principal and interest due on the mortgage through September 1994 to the Partnership. Patrician is currently litigating the case in bankruptcy court in order to acquire and utlimately dispose of the property.

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

     2.   Coinsured by affiliate
          ----------------------
          As of March 31, 1995 and December 31, 1994, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages where the coinsurance lender is IFI. These mortgage investments were originated by the former managing general partner. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES - Continued

          As of March 31, 1995, these two IFI coinsured mortgages, as shown in the table below, are current with respect to the payment of principal and interest. The General Partner believes there is adequate collateral value underlying the mortgages. Therefore, no loan losses were recognized on these mortgages during the three months ended March 31, 1995 and 1994, except as described below in connection with a mortgage modification during the three months ended March 31, 1994.
          As of March 31, 1995 and December 31, 1994, these two investments had an aggregate fair value of $18,005,062 and $17,311,781, respectively.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES - Continued


                             Amortized       Face           Amortized        Face            Loan Losses Recognized
                               Cost          Value            Cost           Value         for the three months ended
                             March 31,      March 31,      December 31,    December 31,    March 31,     March 31,
                                1995          1995             1994            1994           1995          1994
                             ------------   ------------   ------------    ------------    -----------   ----------
Pembrook Apartments          $ 15,585,547   $ 14,974,929   $ 15,606,087    $ 14,992,832    $        --   $       --
Spring Lake Village (a)         5,014,231      5,014,231      5,022,918       5,022,919             --      115,301(a)

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

          In addition to these two coinsured mortgages, in April 1995, the servicing rights related to the mortgages on Carmen Drive Estates (The Forest), Woodbine at Lakewood Apartments and Woodland Hills Apartments were transferred to IFI in connection with a court order, as discussed above.

5.   INVESTMENT IN FHA-INSURED LOANS
     -------------------------------

     The Partnership's investment in fully insured FHA-Insured Loans consisted of eight Originated Insured Mortgages and one Acquired Insured Mortgage as of March 31, 1995 and December 31, 1994. As of March 31, 1995 and December 31, 1994, the Originated Insured Mortgages had an aggregate amortized cost of $69,062,923 and $69,162,106, respectively, an aggregate face value of $66,515,462 and $66,602,806, respectively, and an aggregate fair value of $65,546,606 and $63,422,100, respectively. As of March 31, 1995 and December 31, 1994, the Acquired Insured Mortgage had an amortized cost of $999,503 and $1,000,856, respectively, a face value of $1,002,981 and $1,004,351, respectively, and a fair value of $988,390 and $956,403, respectively.

     In addition to base interest payments from Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three months ended March 31, 1995, the Partnership received additional interest of $34,783 from the Participations. No monies were received from Participations during the three months ended March 31, 1994. These amounts, if any, are included in mortgage investment income in the accompanying statements of operations for the three months ended March 31, 1995 and 1994.

6.   DISTRIBUTIONS TO UNITHOLDERS

     The distribution paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 1995 and 1994 is as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   DISTRIBUTIONS TO UNITHOLDERS - Continued

                                     1995              1994
                                    -----            ------

Quarter ended March 31,             $ 0.26(1)        $ 0.41(2)
                                    ======           ======

(1) This amount includes approximately $0.03 per Unit representing previously undistributed accrued interest received from two delinquent mortgages.

(2) This amount includes approximately $0.18 per Unit representing previously undistributed accrued interest received from the disposition of the mortgage on One East Delaware and approximately $0.01 per Unit representing previously undistributed accrued interest received from two delinquent mortgages.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

7.   INVESTMENT IN AFFILIATE AND NOTE PAYABLE AND DUE TO
       AFFILIATE

     In April 1994, AIM 88 transferred a GNMA Mortgage-Backed Security in the amount of approximately $2.0 million to IFI in order to recapitalize IFI with sufficient net worth under HUD regulations. The Partnership and its affiliate, American Insured Mortgage Investors L.P. Series 85, L.P. (AIM 85) each issued a demand note payable to AIM 88 and recorded an investment in IFI through an affiliate, AIM Mortgage, Inc., in proportion to each entity's coinsured mortgages for which IFI was the mortgagee of record as of April 1, 1994. Interest expense on the note payable to AIM 88 is based on an annual interest rate of 7.25%.

     In connection with these transactions, the expense reimbursement agreement was amended as of April 1, 1994 to adjust the allocation of the expense reimbursement to the AIM Funds to an amount proportionate to each entity's coinsured mortgage investments as of April 1, 1994. The expense reimbursement, as amended, along with the Partnership's equity interest in IFI's net income or loss, substantially equals the Partnership's interest expense on the note payable.

8.   TRANSACTIONS WITH RELATED PARTIES

     In addition to the related party transactions described above in Note 7, the General Partner and certain affiliated entities, during the three months ended March 31, 1995 and 1994, earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

8.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                   Capacity in Which             For the three months ended March 31,
Name of Recipient                    Served/Item                       1995             1994
- -----------------           ----------------------------            ----------       ----------
CRIIMI, Inc.                General Partner/Distribution            $  128,288       $  202,300

AIM Acquisition             Advisor/Asset Management Fee               410,226(1)       363,183(1)
  Partners, L.P.

CRI(2)                      Affiliate of General Partner/               19,632           64,909
                              Expense Reimbursement



     (1)  Of the amounts paid to the Advisor, the Sub-advisor earned a fee equal to $120,900 and $107,037, or 0.28% of Total
Invested Assets, for the three months ended March 31, 1995 and 1994.

     (2)  These amounts are paid to CRI as reimbursement for expenses incurred on behalf of the General Partner and the Partnership.
As discussed in Note 1, the proposed transaction in which CRIIMI MAE would become a self-managed and self-administered REIT has no impact on the payments required to be made by the Partnership, other than that the expense reimbursement currently paid by the
Partnership to CRI in connection with the provision of services by the Sub-advisor will be paid to affiliates of CRIIMI MAE subsequent to the consummation of the proposed transaction.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- -------

     As of March 31, 1995, the Partnership had invested in 28 Insured Mortgages, with an aggregate amortized cost of approximately $173 million, a face value of approximately $170 million and a fair value of approximately $161 million, as discussed below.

Results of Operations
- ---------------------

     Net earnings decreased for the three months ended March 31, 1995 as compared to the corresponding period in 1994 primarily due to the gain recognized from the disposition of the insured mortgage on One East Delaware in January 1994, as discussed below. Partially offsetting this decrease was an increase in mortgage investment income, as discussed below.

     Mortgage investment income increased for the three months ended March 31, 1995 as compared to the corresponding period in 1994 due to an increase in total invested assets during the three months ended March 31, 1995, as compared to the corresponding period in 1994. The increase in total invested assets is attributable to the reinvestment of net proceeds from the disposition of the insured mortgages on One East Delaware and Victoria Pointe Apartments-Phase II, which were received in December 1993 and January 1994.

     Interest and other income decreased for the three months ended March 31, 1995 as compared to the corresponding period in 1994 primarily due to the short-term investment in 1994 of net disposition proceeds prior to reinvestment in Acquired Insured Mortgages, as previously discussed.

     Asset management fees increased for the three months ended March 31, 1995 as compared to the corresponding period in 1994 primarily due to the increase in total invested assets during the three months ended March 31, 1995, as discussed above.

     General and administrative expenses decreased for the three months ended March 31, 1995 as compared to the corresponding period in 1994. This decrease was due primarily to a decrease in payroll and related expenses incurred in connection with the mortgage dispositions, mortgage acquisitions, and mortgages with performance problems in 1994. Also contributing to the decrease was the payment in 1994 of a one-time fee in connection with the listing of the Partnership's units on the American Stock Exchange.

     Interest expense to affiliate decreased for the three months ended March 31, 1995 as compared to the corresponding period in 1994, as a result of the paydown of the note payable to AIM 85 during 1994, partially offset by the execution of a note payable to AIM 88. The note payable to AIM 88 is in the approximate amount of $479,000, at an annual interest rate of 7.25%, as compared to the note payable to AIM 85 of approximately $1.7 million at an annual interest rate of 8%. The reduction in the principal amount of the notes reflects the reduction in the Partnership's coinsured loans since the initial capitalization of IFI in 1991.

     Gain on mortgage disposition and loan loss decreased for the three months ended March 31, 1995 as compared to the corresponding period in 1994. Gains and losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. During the three months ended March 31, 1994, the Partnership disposed of the mortgage on One East Delaware and recognized a gain of $1.1 million. Additionally, during the first quarter of 1994, the mortgage on Spring Lake Village was modified,

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
            Continued


resulting in the recognition of a loan loss of $0.1 million. No mortgage investments were disposed of or modified during the three months ended March 31, 1995.

INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
  BACKED SECURITIES
- ---------------------------------------------------------

     The following is a discussion of the Partnership's investment in FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of March 31, 1995 and December 31, 1994.

          Fully Insured GNMA Mortgage-Backed Securities
          and FHA-Insured Certificates
          ----------------------------------------------
          As of March 31, 1995 and December 31, 1994, the Partnership's investment in fully-insured Acquired Insured Mortgages, carried at fair value, consisted of ten GNMA Mortgage-Backed Securities and two FHA-Insured Certificates with an aggregate amortized cost of $41,388,930 and $41,472,892, respectively, an aggregate face value of $41,327,544 and $41,411,005, respectively, and an aggregate fair value of $38,900,203 and $36,919,453, respectively.

          Originated Coinsured FHA-Insured Certificates
          ---------------------------------------------
          As discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, under the HUD coinsurance program, both HUD and the coinsurance lender are responsible for paying a portion of the insurance benefits if a mortgagor defaults and the sale of the development collateralizing the mortgage produces insufficient net proceeds to repay the mortgage obligation. In such case, the coinsurance lender will be liable to the Partnership for the first part of such loss in an amount up to 5% of the outstanding principal balance of the mortgage as of the date foreclosure proceedings are instituted or the deed is acquired in lieu of foreclosure. For any loss greater than 5% of the outstanding principal balance, the responsibility for paying the insurance benefits will be borne on a pro-rata basis, 85% by HUD and 15% by the coinsurance lender.

     1.   Coinsured by third parties
          --------------------------
          As of March 31, 1995 and December 31, 1994, the Partnership held investments in seven FHA-Insured Certificates secured by coinsured mortgages. These mortgage investments were originated by the former managing general partner. As of March 31, 1995, five of the seven FHA-Insured Certificates secured by coinsured mortgages are coinsured by two unaffiliated third party coinsurance lenders, M-West Mortgage Corporation (M-West) and The Patrician Mortgage Company (Patrician), under the HUD coinsurance program. As discussed below, however, one of these unaffiliated coinsurance lenders (M-West) has informed the General Partner of its intention to liquidate its assets. Therefore, the Partnership may incur losses to the extent of M-West's obligation in the event of a default on these loans. However, as discussed further below, the General Partner believes that there is sufficient collateral underlying the mortgages and that the carrying value of these assets is realizable. As of March 31, 1995, the five coinsured mortgages which are coinsured by M-West and Patrician were delinquent with respect to the payment of principal and interest. The General Partner is attempting to collect the delinquent payments from the

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
            Continued


          respective coinsuring lenders.

          The following is a discussion of actual and potential performance problems with respect to the mortgage investments which are coinsured by M-West and Patrician.

          The Originated Insured Mortgages on Carmen Drive Estates (The Forest), Woodbine at Lakewood Apartments and Woodland Hills Apartments are coinsured by M-West. As of March 31, 1995 and December 31, 1994, the Partnership's investment in these three coinsured mortgages had an aggregate amortized cost of $22,524,988 and $22,557,243, respectively, an aggregate face value of $21,807,100 and $21,836,016, respectively, and an aggregate fair value of $19,853,292 and $19,154,882, respectively.

          On or about October 17, 1994, the Partnership was informed that M-West was liquidating its assets and intended to assign the mortgage servicing rights related to these coinsured loans to another coinsurance lender, Whitehall Funding (Whitehall). The Partnership successfully contested this transfer and obtained a court order requiring the transfer of all funds and loan servicing files held with respect to these three coinsured mortgages to Integrated Funding, Inc.
          (IFI), an affiliate of the Partnership. As of May 12, 1995, the total delinquent principal and interest payments due with respect to these mortgages is approximately $964,000. Additionally, as of May 12, 1995, claims for damages against M-West and Whitehall are pending.

          Based on the General Partner's assessment of the collateral underlying these mortgages, the General Partner believes the carrying value of these assets is realizable. However, this assessment is based on current information, and to the extent current conditions change or additional information becomes available, then the General Partner's assessment may change.

          The Originated Insured Mortgages on The Villas and St. Charles Place - Phase II are coinsured by Patrician. As of March 31, 1995 and December 31, 1994, the Partnership's investment in the mortgage on The Villas had an amortized cost of $15,709,233 and $15,732,782, respectively, a face value of $15,942,942 and $15,966,491, respectively, and fair value of $14,524,471 and $14,012,209, respectively. As of May 12, 1995, the mortgagor has made payments of principal and interest due on the original mortgage through December 1994, and has made payments of principal and interest due under a modification agreement through August 1993. Patrician is currently litigating the case in bankruptcy court seeking to acquire and ultimately dispose of the property.

          The Partnership's investment in the mortgage on St. Charles Place-Phase II had an amortized cost equal to its face value of $3,078,988 and $3,082,440 as of March 31, 1995 and December 31, 1994,
          respectively.   As of March 31, 1995 and December 31, 1994, this
          mortgage had a fair value of $2,802,933 and $2,703,780, respectively. These amounts represent the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 (AIM 88), an affiliate of the Partnership. As of May 12, 1995, the mortgagor has made payments of principal and interest due on the mortgage through September 1994 to the Partnership. Patrician is currently litigating the case in bankruptcy court in order to acquire and

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
            Continued


          ultimately dispose of the property.

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

     2.   Coinsured by affiliate
          ----------------------
          As of March 31, 1995 and December 31, 1994, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages where the coinsurance lender is IFI. These mortgage investments were originated by the former managing general partner. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss.

          As of March 31, 1995, these two IFI coinsured mortgages, as shown in the table below, are current with respect to the payment of principal and interest. The General Partner believes there is adequate collateral value underlying the mortgages. Therefore, no loan losses were recognized on these mortgages during the three months ended March 31, 1995 and 1994, except as described below in connection with a mortgage modification during the three months ended March 31, 1994.
          As of March 31, 1995 and December 31, 1994, these two investments had an aggregate fair value of $18,005,062 and $17,311,781, respectively.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
            Continued



                            Amortized       Face         Amortized        Face          Loan Losses Recognized
                              Cost          Value           Cost          Value      for the three months ended
                             March 31,     March 31,    December 31,   December 31,     March 31,       March 31,
                              1995           1995           1994          1994            1995            1994
                          ------------   ------------   ------------   ------------    -----------   ----------
Pembrook Apartments       $ 15,585,547   $ 14,974,929   $ 15,606,087   $ 14,992,832    $        --   $       --
Spring Lake Village (a)      5,014,231      5,014,231      5,022,918      5,022,919             --        115,301(a)

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

          In addition to these two coinsured mortgages, in April 1995, the servicing rights related to the mortgages on Carmen Drive Estates (The Forest), Woodbine at Lakewood Apartments and Woodland Hills Apartments were transferred to IFI in connection with a court order, as discussed above.

INVESTMENT IN FHA-INSURED LOANS
- -------------------------------

     The Partnership's investment in fully insured FHA-Insured Loans consisted of eight Originated Insured Mortgages and one Acquired Insured Mortgage as of March 31, 1995 and December 31, 1994. As of March 31, 1995 and December 31, 1994, the Originated Insured Mortgages had an aggregate amortized cost of $69,062,923 and $69,162,106, respectively, an aggregate face value of $66,515,462 and $66,602,806, respectively, and an aggregate fair value of $65,546,606 and $63,422,100, respectively. As of March 31, 1995 and December 31, 1994, the Acquired Insured Mortgage had an amortized cost of $999,503 and $1,000,856, respectively, a face value of $1,002,981 and $1,004,351, respectively, and a fair value of $988,390 and $956,403, respectively.

     In addition to base interest payments from Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three months ended March 31, 1995, the Partnership received additional interest of $34,783 from the Participations. No monies were received from Participations during the three months ended March 31, 1994. These amounts, if any, are included in mortgage investment income in the accompanying statements of operations for the three months ended March 31, 1995 and 1994.

Liquidity and Capital Resources
- -------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first three months of 1995 to meet operating requirements.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
            Continued


Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

     Net cash provided by operating activities decreased for the three months ended March 31, 1995 as compared to the corresponding period in 1994. This decrease was primarily due to a decrease in receivables and other assets during the three months ended March 31, 1994 as a result of the receipt in January 1994 of the remaining net disposition proceeds related to the disposition of the mortgage on Victoria Pointe Apartments - Phase II and receipt of accrued interest related to the mortgage on One East Delaware. Also contributing to the decrease in net cash provided by operating activities was an increase in receivables and other assets during the three months ended March 31, 1995 as a result of the delinquency of three mortgage investments coinsured by M-West, as discussed above.

     Net cash provided by investing activities decreased for the three months ended March 31, 1995 as compared to the corresponding period in 1994 due to the receipt in 1994 of net disposition proceeds of $33.2 million from the disposition of the insured mortgage on One East Delaware, which was partially offset by the investment in 1994 of $24.4 million in Acquired Insured Mortgages.


     Net cash used in financing activities increased for the three months ended March 31, 1995 as compared to the corresponding period in 1994. This increase was primarily due to the increase in regular cash flow as a result of an increase in the mortgage base in 1994, as discussed above.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1995.

     The exhibits filed as part of this report are listed below:

          Exhibit No.            Description
          ----------             -----------

             27               Financial Data Schedule

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


May 15, 1995                  /s/ Cynthia O. Azzara
- ---------------------------   -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer