Form 10-Q
period 1995-06-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1995-08-14
CIK 784014

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended           June 30, 1995
                              -----------------

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

                                 (301) 816-2300
-----------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                    ----     ----

     As of August 11, 1995, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1995

                                                         Page
                                                         ----
PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - June 30, 1995 (unaudited)
            and December 31, 1994 . . . . . . . . . . .     3

          Statements of Operations - for the
            three and six months ended June 30,
            1995 and 1994 (unaudited) . . . . . . . . .     4

          Statement of Changes in Partners' Equity -
            for the six months ended June 30,
            1995 (unaudited)  . . . . . . . . . . . . .     5

          Statements of Cash Flows - for the six
            months ended June 30, 1995
            and 1994 (unaudited)  . . . . . . . . . . .     6

          Notes to Financial Statements
            (unaudited) . . . . . . . . . . . . . . . .     7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . .    16

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .    22

Signature   . . . . . . . . . . . . . . . . . . . . . .    23

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS




                                                  June 30,        December 31,
                                                    1995              1994
                                               --------------     -------------
                                                (Unaudited)
                                    ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Originated insured mortgages               $   56,826,284     $  53,182,652
    Acquired insured mortgages                     40,563,719        36,919,453
                                               --------------     -------------
                                                   97,390,003        90,102,105

Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  premium and discount:
    Originated insured mortgages                   68,961,764        69,162,106
    Acquired insured mortgage                         998,118         1,000,856
                                               --------------     -------------
                                                   69,959,882        70,162,962

Cash and cash equivalents                           3,140,157         2,833,820

Investment in affiliate                               478,612           478,612

Receivables and other assets                        2,182,736         2,116,387
                                               --------------     -------------
     Total assets                              $  173,151,390     $ 165,693,886
                                               ==============     =============

                        LIABILITIES AND PARTNERS' EQUITY


Distributions payable                          $    3,423,700     $   3,423,700

Note payable and due to affiliate                     495,962           478,612

Accounts payable and accrued expenses                 119,093           200,987
                                               --------------     -------------
     Total liabilities                              4,038,755         4,103,299
                                               --------------     -------------
Partners' equity:
  Limited partners' equity                        175,679,206       175,790,599
  General partner's deficit                          (833,494)         (827,755)

  Net unrealized losses on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-Backed Securities                (5,733,077)      (13,372,257)
                                               --------------     -------------
     Total partners' equity                       169,112,635       161,590,587
                                               --------------     -------------
     Total liabilities and
       partners' equity                        $  173,151,390     $ 165,693,886
                                               ==============     =============

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                           AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                            STATEMENTS OF OPERATIONS

                                                     (Unaudited)

                                              For the three months ended         For the six months ended
                                                      June 30,                            June 30,
                                             ----------------------------       -----------------------------
                                                 1995            1994                1995            1994
                                             ------------    ------------        ------------    ------------
Income:
  Mortgage investment income                 $  3,595,228    $  3,388,294        $  7,042,362    $  6,499,667
  Interest and other income                        27,056          82,434              54,878         265,405
                                             ------------    ------------        ------------    ------------
                                                3,622,284       3,470,728           7,097,240       6,765,072
                                             ------------    ------------        ------------    ------------
Expenses:
  Asset management fee to
    related parties                               410,226         393,347             820,452         756,530
  General and administrative                      200,449         153,269             334,747         349,166
  Interest expense to affiliate                     8,675          34,754              17,350          69,509
                                             ------------    ------------        ------------    ------------
                                                  619,350         581,370           1,172,549       1,175,205
                                             ------------    ------------        ------------    ------------
Earnings before loan loss and gain
  on mortgage disposition                       3,002,934       2,889,358           5,924,691       5,589,867

Loan loss                                              --              --                  --        (115,301)

Gain on mortgage disposition                           --              --                  --       1,129,973
                                             ------------    ------------        ------------    ------------
     Net earnings                            $  3,002,934    $  2,889,358        $  5,924,691    $  6,604,539
                                             ============    ============        ============    ============

Net earnings allocated to:
  Limited partners - 95.1%                   $  2,855,790    $  2,747,780        $  5,634,381    $  6,280,917
  General partner  - 4.9%                         147,144         141,578             290,310         323,622
                                             ------------    ------------        ------------    ------------
                                             $  3,002,934    $  2,889,358        $  5,924,691    $  6,604,539
                                             ============    ============        ============    ============
Net earnings per Limited
  Partnership Unit                           $       0.30    $       0.29        $       0.59    $       0.66
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                           AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                   STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                        For the six months ended June 30, 1995

                                                       (Unaudited)


                                                                                Net
                                                                              Unrealized
                                                                              Losses on
                                                                              Investment
                                                                             in FHA-Insured
                                                                              Certificates
                                                                               and GNMA
                                         General            Limited          Mortgage-Backed
                                         Partner            Partners           Securities              Total
                                       -------------      -------------      ---------------       ------------

Balance, December 31, 1994             $    (827,755)     $ 175,790,599      $   (13,372,257)      $161,590,587

  Net earnings                               290,310          5,634,381                   --          5,924,691

  Distributions paid or accrued of
    of $0.60 per Unit                       (296,049         (5,745,774)                  --         (6,041,823)

  Adjustment to net unrealized losses
    on investment in FHA-Insured
    Certificates and GNMA Mortgage-
    Backed Securities                             --                 --            7,639,180          7,639,180
                                       -------------      -------------      ---------------       ------------

Balance, June 30, 1995                 $    (833,494)     $ 175,679,206      $    (5,733,077)      $169,112,635
                                       =============      =============      ===============       ============

Limited Partnership Units outstanding -
  June 30, 1995                                               9,576,290
                                                          =============


                                             The accompanying notes are an integral part
                                                   of these financial statements.


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                            STATEMENTS OF CASH FLOWS

                                                    (Unaudited)

                                                                         For the six months ended June 30,
                                                                            1995                 1994
                                                                        ------------         ------------
  Cash flows from operating activities:

    Net earnings                                                        $  5,924,691         $  6,604,539

    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Loan loss                                                                   --              115,301
      Gain on mortgage disposition                                                --           (1,129,973)
      Changes in assets and liabilities:
        Increase (decrease) in note payable and due to affiliate              17,350           (1,257,723)
        Decrease in investment in and due from affiliate                          --            1,250,087
        Decrease in accounts payable and accrued expenses                    (81,894)             (91,525)
        (Increase) decrease in receivables and other assets                  (66,349)           1,215,112
                                                                        ------------         ------------
        Net cash provided by operating activities                          5,793,798            6,705,818
                                                                        ------------         ------------
  Cash flows from investing activities:

    Proceeds from disposition of Asset Held for Sale
      under Coinsurance Program                                                   --           33,233,501
    Investment in Acquired Insured Mortgages                                      --          (38,360,392)
    Receipt of principal from scheduled payments                             554,362              460,219
                                                                        ------------         ------------
        Net cash provided by (used in) investing
          activities                                                         554,362           (4,666,672)
                                                                        ------------         ------------

  Cash flows from financing activities:
    Distributions paid to partners                                        (6,041,823)          (6,948,097)
                                                                        ------------         ------------
  Net increase (decrease) in cash and cash equivalents                       306,337           (4,908,951)

  Cash and cash equivalents, beginning of period                           2,833,820            9,095,255
                                                                        ------------         ------------
  Cash and cash equivalents, end of period                              $  3,140,157         $  4,186,304
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

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE), formerly CRI Insured Mortgage Association, Inc. From inception through June 30, 1995, CRIIMI MAE was managed by an adviser whose general partner is C.R.I., Inc. (CRI). However, effective June 30, 1995, CRIIMI MAE became a self-managed and self-administered real estate investment trust (REIT) and, as a result, the adviser no longer advises CRIIMI MAE.

     AIM Acquisition Partners L.P. (the Advisor) serves as the advisor of the Partnership. The general partner of the Advisor is AIM Acquisition Corporation and the limited partners include an affiliate of CRIIMI MAE (and through June 30, 1995, an affiliate of CRI). Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc. (the Sub-advisor), an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-managed and self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

     Until the change in the Partnership's investment policy, as discussed below, and through December 31, 1994 (the expiration of the Partnership's reinvestment period), the Partnership was in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages, and together with Originated Insured Mortgages, referred to herein as Insured Mortgages). After the expiration of the reinvestment period, the Partnership is required (subject to the conditions set forth in the Partnership Agreement) to distribute net proceeds from mortgage dispositions to its Unitholders. The Partnership Agreement states that the Partnership will terminate on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement. As of June 30, 1995, the Partnership had invested in either Originated Insured Mortgages which are insured or guaranteed, in whole or in part, by the Federal Housing Administration (FHA) or Acquired Insured Mortgages which are fully insured.

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 1995 and December 31, 1994 and the results of its operations for the three and six months ended June 30, 1995 and 1994 and its cash flows for the six months ended June 30, 1995 and 1994.

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

3.   SIGNIFICANT ACCOUNTING POLICIES

     Statements of Cash Flows
     ------------------------
          No cash payments were made for interest expense during the six months ended June 30, 1995 and 1994.

4.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES

     The following is a discussion of the Partnership's investment in FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of June 30, 1995 and December 31, 1994:

          Fully Insured GNMA Mortgage-Backed Securities
          and FHA-Insured Certificates
          ----------------------------------------------
          As of June 30, 1995 and December 31, 1994, the Partnership's investment in fully-insured Acquired Insured Mortgages, carried at fair value, consisted of ten GNMA Mortgage-Backed Securities and two FHA-Insured Certificates with an aggregate amortized cost of $41,303,375 and $41,472,892, respectively, an aggregate face value of $41,242,493 and $41,411,005, respectively, and an aggregate fair value of $40,563,719 and $36,919,453, respectively. As of August 11, 1995, all of the Acquired Insured Mortgages, carried at fair value, were current with respect to payment of principal and interest.

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

     1.   Coinsured by third party
          ------------------------
          As of June 30, 1995 and December 31, 1994, the Partnership held

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES - Continued

          investments in seven FHA-Insured Certificates secured by coinsured mortgages. These mortgage investments were originated by the former managing general partner. As of June 30, 1995, two of the seven FHA-Insured Certificates secured by coinsured mortgages are coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company (Patrician), under the HUD coinsurance program. As of June 30, 1995, the two coinsured mortgages which are coinsured by Patrician were delinquent with respect to the payment of principal and interest. The General Partner is attempting to collect the delinquent payments from Patrician.

          The following is a discussion of actual and potential performance problems with respect to the mortgage investments which are coinsured by Patrician.

          The Originated Insured Mortgages on The Villas and St. Charles Place - Phase II are coinsured by Patrician. As of June 30, 1995 and December 31, 1994, the Partnership's investment in the mortgage on The Villas had an amortized cost of $15,685,157 and $15,732,782, respectively, a face value of $15,918,866 and $15,966,491, respectively, and a fair value of $14,933,644 and $14,012,209, respectively. As of August 11, 1995, the mortgagor has made payments of principal and interest due on the original mortgage through February 1995, and has made payments of principal and interest due under a modification agreement through August 1993. Patrician is currently litigating the case in bankruptcy court seeking to acquire and ultimately dispose of the property.

          The Partnership's investment in the mortgage on St. Charles Place-Phase II had an amortized cost equal to its face value of $3,075,460 and $3,082,440 as of June 30, 1995 and December 31, 1994,
          respectively.   As of June 30, 1995 and December 31, 1994, this
          mortgage had a fair value of $2,884,354 and $2,703,780,respectively. These amounts represent the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 (AIM 88), an affiliate of the Partnership. As of August 11, 1995, the mortgagor has made payments of principal and interest due on the mortgage through November 1994 to the Partnership. Patrician is currently litigating the case in bankruptcy court in order to acquire and ultimately dispose of the property.

          The General Partner is monitoring Patrician's efforts to complete these foreclosure actions, including the subsequent acquisition and disposition of the above two properties. If the sale of the properties collateralizing the mortgages produces insufficient net proceeds to repay the mortgage obligations to the Partnership, Patrician will be liable to the Partnership for the coinsurance lender's share of the deficiency. Based on the General Partner's assessment of the collateral underlying the mortgages, including information related to the financial condition of Patrician, the General Partner believes the carrying value of these assets is realizable.

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

     2.   Coinsured by affiliate
          ----------------------
          As of June 30, 1995 and December 31, 1994, the Partnership held investments in five and two FHA-Insured Certificates secured by coinsured mortgages, respectively, where the coinsurance lender is Integrated Funding, Inc. (IFI), an affiliate of the Partnership. Two of these mortgage investments were originated by the former managing general partner. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss.

          The Originated Insured Mortgages on Carmen Drive Estates, (The Forest), Woodbine at Lakewood Apartments and Woodland Hills Apartments were previously coinsured by M-West Mortgage Corporation (M-West), a third party coinsurance lender. During the fourth quarter of 1994, the Partnership was informed that M-West was liquidating its assets and intended to assign the mortgage servicing rights related to these mortgages to another coinsurance lender, Whitehall Funding, Inc. (Whitehall). The Partnership successfully contested this transfer and obtained a court order mandating the transfer of the mortgage servicing rights related to these three coinsured loans to IFI. This transfer was completed during the three months ended June 30, 1995. The Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss. As of June 30, 1995, receivables and other assets, as shown on the accompanying balance sheet, includes approximately $141,000 due from M-West with respect to these loans.
          As of August 11, 1995, claims for damages against M-West and Whitehall are still pending.

          As of August 11, 1995, these five IFI coinsured mortgages, as shown in the table below, were current with respect to the payment of principal and interest, except for the mortgage on Spring Lake Village. As of August 11, 1995, this coinsured mortgage is delinquent with respect to the July 1995 principal and interest payment. The General Partner is attempting to collect the delinquent payment.

          The General Partner believes there is adequate collateral value underlying these coinsured mortgages. Accordingly, no loan losses were recognized on these mortgages during the three and six months ended June 30, 1995 and 1994, except as described below in connection with a mortgage modification during the six months ended June 30, 1994. As of June 30, 1995 and December 31, 1994, these five investments had an aggregate fair value of $39,008,286 and $36,466,663, respectively.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES - Continued


                                  Amortized       Face         Amortized         Face          Loan Losses Recognized
                                    Cost          Value           Cost           Value        for the six months ended
                                   June 30,      June 30,     December 31,    December 31,     June 30,        June 30,
                                    1995           1995           1994           1994            1995            1994
                                ------------   ------------   ------------    ------------    -----------      ----------
Pembrook Apartments             $ 15,564,601   $ 14,956,654   $ 15,606,087    $ 14,992,832    $        --      $       --
Spring Lake Village                5,002,408      5,002,408      5,022,918       5,022,919             --         115,301(a)
Carmen Drive Estates               4,979,737      4,888,268      4,992,884       4,900,599             --              --
Woodbine at Lakewood
  Apartments                       5,227,903      5,035,951      5,243,651       5,049,840             --              --
Woodland Hills Apartments         12,284,439     11,853,360     12,320,708      11,885,577             --              --

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

          In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages contain such Participations. During the three and six months ended June 30, 1995, the Partnership received additional interest of $76,431 in connection with two of the Participations. During the three and six months ended June 30, 1994, the Partnership received additional interest of $7,628 in connection with one of the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

5.   INVESTMENT IN FHA-INSURED LOANS
     -------------------------------

     The Partnership's investment in fully insured FHA-Insured Loans consisted of eight Originated Insured Mortgages and one Acquired Insured Mortgage as of June 30, 1995 and December 31, 1994. As of June 30, 1995 and December 31, 1994, the Originated Insured Mortgages had an aggregate amortized cost of $68,961,764 and $69,162,106, respectively, an aggregate face value of $66,426,296 and $66,602,806, respectively, and an aggregate fair value of $67,286,927 and $63,422,100, respectively. As of June 30, 1995 and December 31, 1994, the Acquired Insured Mortgage had an amortized cost of $998,118 and $1,000,856, respectively, a face value of $1,001,581 and $1,004,351, respectively, and a fair value of $1,014,577 and $956,403, respectively. As of August 11, 1995, the Acquired Insured Mortgage and all of the Originated Insured Mortgages were current with respect to payment of principal and interest.

     In addition to base interest payments, the Partnership is entitled to Participations on certain of the FHA-Insured Loans. During the three and six

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

5.   INVESTMENT IN FHA-INSURED LOANS - Continued

months ended June 30, 1995, the Partnership received additional interest of $38,574 and $73,357, respectively, from the Participations. During the three and six months ended June 30, 1994, the Partnership received additional interest of $33,432 from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three and six months ended June 30, 1995 and 1994 are as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   DISTRIBUTIONS TO UNITHOLDERS - Continued

                                     1995             1994
                                     ----             ----

Quarter ended March 31,             $ 0.26(1)        $ 0.41(2)
Quarter ended June 30,                0.34(3)          0.29(4)
                                    ------           ------
                                    $ 0.60           $ 0.70
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

(3) This amount includes approximately $0.11 per Unit representing previously undistributed accrued interest received from five delinquent mortgages, as discussed in Note 4, above.

(4) This amount includes approximately $0.04 per Unit representing previously undistributed accrued interest received from two delinquent mortgages.

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

7.   INVESTMENT IN AFFILIATE AND NOTE PAYABLE AND DUE TO
       AFFILIATE

     In April 1994, AIM 88 transferred a GNMA Mortgage-Backed Security in the amount of approximately $2.0 million to IFI in order to recapitalize IFI with sufficient net worth under HUD regulations. The Partnership and its affiliate, American Insured Mortgage Investors - Series 85, L.P. (AIM 85), each issued a demand note payable to AIM 88 and recorded an investment in IFI through an affiliate, AIM Mortgage, Inc., in proportion to each entity's coinsured mortgages for which IFI was the mortgagee of record as of April 1, 1994. Interest expense on the note payable to AIM 88 is based on an annual interest rate of 7.25%.

     In connection with these transactions, the expense reimbursement agreement was amended as of April 1, 1994 to adjust the allocation of the expense reimbursement to the AIM Funds to an amount proportionate to each entity's coinsured mortgage investments as of April 1, 1994. The expense reimbursement,

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

7.   INVESTMENT IN AFFILIATE AND NOTE AND DUE PAYABLE TO
       AFFILIATE - Continued

as amended, along with the Partnership's equity interest in IFI's net income or loss, substantially equals the Partnership's interest expense on the note payable.

8.   TRANSACTIONS WITH RELATED PARTIES

     In addition to the related party transactions described above in Note 7, the General Partner and certain affiliated entities, during the three and six months ended June 30, 1995 and 1994, earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

8.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                                             For the three months           For the six months
                               Capacity in Which                ended June 30,                 ended June 30,
Name of Recipient                 Served/Item                 1995           1994            1995            1994
-----------------         ----------------------------      --------       --------        --------        --------
CRIIMI, Inc.              General Partner/Distribution      $167,761       $143,091        $296,049        $345,391

AIM Acquisition           Advisor/Asset Management Fee       410,226        393,347         820,452         756,530
  Partners, L.P. (1)

CRI(2)                    Affiliate of General Partner/
                            Expense Reimbursement             30,936         40,184          50,568         105,093

     (1)  Of the amounts paid to the Advisor, the Sub-advisor earned a fee equal to $120,900 and $115,928, or .28% of Total Invested
Assets, for the three months ended June 30, 1995 and 1994, respectively.  The Sub-advisor earned a fee equal to $241,800 and
$222,965, or .28% of Total Invested Assets, for the six months ended June 30, 1995 and 1994, respectively.  As discussed in Note 1 above, through June 30, 1995, CRI/AIM Management, Inc. served as the Sub-advisor to the Partnership.  Effective June 30, 1995,
CRIIMI MAE Services Limited Partnership will serve as the Sub-advisor.  No amounts were paid to CRIIMI MAE Services Limited
Partnership during the six months ended June 30, 1995.

     (2)  Prior to June 30, 1995 these amounts were paid to CRI as reimbursement for expenses incurred on behalf of the General
Partner and the Partnership.  The transaction in which CRIIMI MAE became a self-managed and self-administered REIT, discussed in
Note 1 above, has no impact on the payments required to be made by the Partnership, other than the expense reimbursement previously paid by the Partnership to CRI in connection with the provision of services by the Sub-advisor will be paid to a wholly owned subsidiary of CRIIMI MAE, which is the General Partner of CRIIMI MAE Services Limited Partnership, effective June 30, 1995.  No amounts were paid to CRIIMI MAE or its affiliates during the six months ended June 30, 1995.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     As of June 30, 1995, the Partnership had invested in 28 Insured Mortgages, with an aggregate amortized cost of approximately $173 million, an aggregate face value of approximately $169 million and an aggregate fair value of approximately $166 million, as discussed below.

Results of Operations
---------------------

     Net earnings increased for the three months ended June 30, 1995 as compared to the corresponding period in 1994 primarily due to an increase in mortgage investment income, as discussed below. Net earnings decreased for the six months ended June 30, 1995 as compared to the corresponding period in 1994 primarily due to the gain recognized on the disposition of the Insured Mortgage on One East Delaware in January 1994. Partially offsetting this decrease was an increase in mortgage investment income, as discussed below.

     Mortgage investment income increased for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994 due to an increase in total invested assets during the three and six months ended June 30, 1995, as compared to the corresponding periods in 1994. The increase in total invested assets is attributable to the reinvestment of net proceeds from the disposition of the Insured Mortgages on One East Delaware and Victoria Pointe Apartments-Phase II, which were received in December 1993 and January 1994.

     Interest and other income decreased for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994 primarily due to the short-term investment in 1994 of net disposition proceeds prior to reinvestment in Acquired Insured Mortgages, as previously discussed.

     Asset management fees increased for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994 as a result of the increase in total invested assets, as discussed above.

     General and administrative expenses increased for the three months ended June 30, 1995 as compared to the corresponding period in 1994 primarily due to an increase in legal and professional fees related to litigation involving the transfer of mortgage servicing rights related to three coinsured loans, as discussed below. Partially offsetting this increase was a decrease in payroll and related expenses incurred in connection with the mortgage dispositions, mortgage acquisitions and mortgages with performance problems, as a result of the stabilization of the mortgage portfolio during 1994. General and administrative expenses decreased for the six months ended June 30, 1995 as compared to the corresponding period in 1994. This decrease was due primarily to a decrease in payroll and related expenses incurred in connection with the mortgage dispositions, mortgage acquisitions, and mortgages with performance problems, as a result of the stabilization of the mortgage portfolio during 1994. Also contributing to the decrease was the payment in 1994 of a one-time fee in connection with the listing of the Partnership's units on the American Stock Exchange. Partially offsetting these decreases was an increase in legal and professional fees incurred during 1995 arising from the litigation involving the transfer of the mortgage servicing rights related to three coinsured loans, as discussed below.

     Interest expense to affiliate decreased for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994 as a result of the paydown of the note payable to AIM 85 during 1994, partially offset by the execution of a note payable to AIM 88. The note payable to AIM 88 is in the

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
            Continued


approximate amount of $479,000, at an annual interest rate of 7.25%, as compared to the note payable to AIM 85 of approximately $1.7 million at an annual interest rate of 8%. The reduction in the principal amount of the notes reflects the reduction in the Partnership's coinsured loans since the initial capitalization of IFI in 1991.

     Gain on mortgage disposition and loan loss decreased for the six months ended June 30, 1995 as compared to the corresponding period in 1994. Gains and losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. During the six months ended June 30, 1994, the Partnership disposed of the mortgage on One East Delaware and recognized a gain of approximately $1.1 million. Additionally, during the first quarter of 1994, the mortgage on Spring Lake Village was modified, resulting in the recognition of a loan loss of approximately $115,000. No mortgage investments were disposed of or modified during the six months ended June 30, 1995.

INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
  BACKED SECURITIES
---------------------------------------------------------

     The following is a discussion of the Partnership's investment in FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of June 30, 1995 and December 31, 1994:

          Fully Insured GNMA Mortgage-Backed Securities
          and FHA-Insured Certificates
          ----------------------------------------------
          As of June 30, 1995 and December 31, 1994, the Partnership's investment in fully-insured Acquired Insured Mortgages, carried at fair value, consisted of ten GNMA Mortgage-Backed Securities and two FHA-Insured Certificates with an aggregate amortized cost of $41,303,375 and $41,472,892 respectively, an aggregate face value of $41,242,493 and $41,411,005, respectively, and an aggregate fair value of $40,563,719 and $36,919,453, respectively. As of August 11, 1995, all of the Acquired Insured Mortgages carried at fair value, were current with respect to payment of principal and interest.

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

     1.   Coinsured by third party
          ------------------------
          As of June 30, 1995 and December 31, 1994, the Partnership held investments in seven FHA-Insured Certificates secured by coinsured mortgages. These mortgage investments were originated by the former

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
            Continued


          managing general partner. As of June 30, 1995, two of the seven FHA-Insured Certificates secured by coinsured mortgages are coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company (Patrician), under the HUD coinsurance program. As of June 30, 1995, the two coinsured mortgages which are coinsured by Patrician were delinquent with respect to the payment of principal and interest. The General Partner is attempting to collect the delinquent payments from Patrician.

          The following is a discussion of actual and potential performance problems with respect to the mortgage investments which are coinsured by Patrician.

          The Originated Insured Mortgages on The Villas and St. Charles Place - Phase II are coinsured by Patrician. As of June 30, 1995 and December 31, 1994, the Partnership's investment in the mortgage on The Villas had an amortized cost of $15,685,157 and $15,732,782, respectively, a face value of $15,918,866 and $15,966,491, respectively, and a fair value of $14,933,644 and $14,012,209, respectively. As of August 11, 1995, the mortgagor has made payments of principal and interest due on the original mortgage through February 1995, and has made payments of principal and interest due under a modification agreement through August 1993. Patrician is currently litigating the case in bankruptcy court seeking to acquire and ultimately dispose of the property.

          The Partnership's investment in the mortgage on St. Charles Place-Phase II had an amortized cost equal to its face value of $3,075,460 and $3,082,440 as of June 30, 1995 and December 31, 1994,
          respectively.   As of June 30, 1995 and December 31, 1994, this
          mortgage had a fair value of $2,884,354 and $2,703,780, respectively. These amounts represent the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by AIM 88, an affiliate of the Partnership. As of August 11, 1995, the mortgagor has made payments of principal and interest due on the mortgage through November 1994 to the Partnership. Patrician is currently litigating the case in bankruptcy court in order to acquire and ultimately dispose of the property.

          The General Partner is monitoring Patrician's efforts to complete these foreclosure actions, including the subsequent acquisition and disposition of the above two properties. If the sale of the properties collateralizing the mortgages produces insufficient net proceeds to repay the mortgage obligations to the Partnership, Patrician will be liable to the Partnership for the coinsurance lender's share of the deficiency. Based on the General Partner's assessment of the collateral underlying the mortgages, including information related to the financial condition of Patrician, the General Partner believes the carrying value of these assets is realizable.

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

     2.   Coinsured by affiliate
          ----------------------
          As of June 30, 1995 and December 31, 1994, the Partnership held investments in five and two FHA-Insured Certificates secured by coinsured mortgages, respectively, where the coinsurance lender is IFI, an affiliate of the Partnership. Two of these mortgage investments were originated by the former managing general partner. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss.

          The Originated Insured Mortgages on Carmen Drive Estates, (The Forest), Woodbine at Lakewood Apartments and Woodland Hills Apartments were previously coinsured by M-West Mortgage Corporation (M-West), a third party coinsurance lender. During the fourth quarter of 1994, the Partnership was informed that M-West was liquidating its assets and intended to assign the mortgage servicing rights related to these mortgages to another coinsurance lender, Whitehall Funding, Inc. (Whitehall). The Partnership successfully contested this transfer and obtained a court order mandating the transfer of the mortgage servicing rights related to these three coinsured loans to IFI. This transfer was completed during the three months ended June 30, 1995. The Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss. As of June 30, 1995, receivables and other assets, as shown on the accompanying balance sheet, includes approximately $141,000 due from M-West with respect to these loans.
          As of August 11, 1995, claims for damages against M-West and Whitehall are still pending.

          As of August 11, 1995, these five IFI coinsured mortgages, as shown in the table below, were current with respect to the payment of principal and interest, except for the mortgage on Spring Lake Village, which is delinquent with respect to the July 1995 principal and interest payment. The General Partner is currently working with the mortgagor of the mortgage on Spring Lake Village to collect the delinquent payment.

          The General Partner believes there is adequate collateral value underlying these coinsured mortgages. Accordingly, no loan losses were recognized on these mortgages during the three and six months ended June 30, 1995 and 1994, except as described below in connection with a mortgage modification during the six months ended June 30, 1994. As of June 30, 1995 and December 31, 1994, these five investments had an aggregate fair value of $39,008,286 and $36,466,663, respectively.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
            Continued



                                  Amortized       Face         Amortized         Face          Loan Losses Recognized
                                    Cost          Value           Cost           Value        for the six months ended
                                   June 30,      June 30,     December 31,    December 31,     June 30,        June 30,
                                    1995           1995           1994           1994            1995            1994
                                ------------   ------------   ------------    ------------    -----------      ----------
Pembrook Apartments             $ 15,564,601   $ 14,956,654   $ 15,606,087    $ 14,992,832    $        --      $       --
Spring Lake Village                5,002,408      5,002,408      5,022,918       5,022,919             --         115,301(a)
Carmen Drive Estates               4,979,737      4,888,268      4,992,884       4,900,599             --              --
Woodbine at Lakewood
  Apartments                       5,227,903      5,035,951      5,243,651       5,049,840             --              --
Woodland Hills Apartments         12,284,439     11,853,360     12,320,708      11,885,577             --              --

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

          In connection with the FHA-Insured Certificates secured by coinsured mortgages the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages contain such Participations. During the three and six months ended June 30, 1995, the Partnership received additional interest of $76,431 in connection with two of the Participations. During the three and six months ended June 30, 1994, the Partnership received additional interest of $7,628 in connection with one of the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

INVESTMENT IN FHA-INSURED LOANS
-------------------------------
     The Partnership's investment in fully insured FHA-Insured Loans consisted of eight Originated Insured Mortgages and one Acquired Insured Mortgage as of June 30, 1995 and December 31, 1994. As of June 30, 1995 and December 31, 1994, the Originated Insured Mortgages had an aggregate amortized cost of $68,961,764 and $69,162,106, respectively, an aggregate face value of $66,426,296 and $66,602,806, respectively, and an aggregate fair value of $67,286,927 and $63,422,100, respectively. As of June 30, 1995 and December 31, 1994, the Acquired Insured Mortgage had an amortized cost of $998,118 and $1,000,856, respectively, a face value of $1,001,581 and $1,004,351, respectively, and a fair value of $1,014,577 and $956,403, respectively.

     As of August 11, 1995 the Acquired Insured Mortgage and all of the Originated Insured Mortgages were current with respect to payment of principal and interest.

     In addition to base interest payments, the Partnership is entitled to Participations on certain of the FHA-Insured Loans. During the three and six months ended June 30, 1995, the Partnership received additional interest of $38,574 and $73,357, respectively, from the Participations. During the three

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
            Continued


and six months ended June 30, 1994, the Partnership received additional interest of $33,432 from the Participations. These amounts are included on mortgage investment income on the accompanying statements of operations.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first six months of 1995 to meet operating requirements.

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

     Net cash provided by operating activities decreased for the six months ended June 30, 1995 as compared to the corresponding period in 1994. This decrease was primarily due to a decrease in receivables and other assets during the six months ended June 30, 1994 as a result of the receipt in January 1994 of the remaining net disposition proceeds related to the disposition of the mortgage on Victoria Pointe Apartments - Phase II and receipt of accrued interest related to the mortgage on One East Delaware.

     Net cash provided by investing activities increased for the six months ended June 30, 1995 as compared to the corresponding period in 1994, primarily due to the investment in 1994 of approximately $38.4 million in Acquired Insured Mortgages, which was partially offset by the receipt in 1994 of net disposition proceeds of approximately $33.2 million from the disposition of the Insured Mortgage on One East Delaware. No dispositions or acquisitions occurred during the six months ended June 30, 1995.

     Net cash used in financing activities decreased for the six months ended June 30, 1995 as compared to the corresponding period in 1994. This decrease was primarily due to the 1994 distribution of accrued, but previously undistributed, interest from the disposition of the mortgage on One East Delaware.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1995.

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

                                   AMERICAN INSURED MORTGAGE
                                     INVESTORS L.P. - SERIES 86
                                     (Registrant)

                                   By:  CRIIMI, Inc.
                                        General Partner


August 11, 1995                    /s/  Cynthia O. Azzara
---------------------------             -------------------------
DATE                                    Cynthia O. Azzara
                                        Principal Financial and
                                          Accounting Officer