Form 10-Q
period 1995-09-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1995-11-13
CIK 784014

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended           September 30, 1995
                              --------------------

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

     As of November 13, 1995, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                                         Page
                                                         ----
PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - September 30, 1995 (unaudited)
            and December 31, 1994 . . . . . . . . . . .     3

          Statements of Operations - for the
            three and nine months ended September 30,
            1995 and 1994 (unaudited) . . . . . . . . .     4

          Statement of Changes in Partners' Equity -
            for the nine months ended September 30,
            1995 (unaudited)  . . . . . . . . . . . . .     5

          Statements of Cash Flows - for the nine
            months ended September 30, 1995
            and 1994 (unaudited)  . . . . . . . . . . .     6

          Notes to Financial Statements
            (unaudited) . . . . . . . . . . . . . . . .     7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . .    15

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .    18

Signature   . . . . . . . . . . . . . . . . . . . . . .    19

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                               BALANCE SHEETS




                                                         September 30,    December 31,
                                                             1995             1994
                                                        --------------    -------------
                                                         (Unaudited)
                                            ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Originated insured mortgages                        $   56,918,437    $  53,182,652
    Acquired insured mortgages                              40,316,525       36,919,453
                                                        --------------    -------------
                                                            97,234,962       90,102,105

Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  premium and discount:
    Originated insured mortgages                            68,858,588       69,162,106
    Acquired insured mortgage                                  996,703        1,000,856
                                                        --------------    -------------
                                                            69,855,291       70,162,962

Cash and cash equivalents                                    2,749,127        2,833,820

Investment in affiliate                                        478,612          478,612

Receivables and other assets                                 2,364,065        2,116,387
                                                        --------------    -------------
     Total assets                                       $  172,682,057    $ 165,693,886
                                                        ==============    =============

                                                  LIABILITIES AND PARTNERS' EQUITY


Distributions payable                                   $    3,121,609    $   3,423,700

Note payable and due to affiliate                              504,637          478,612

Accounts payable and accrued expenses                          166,526          200,987
                                                        --------------    -------------
     Total liabilities                                       3,792,772        4,103,299
                                                        --------------    -------------
Partners' equity:
  Limited partners' equity                                 175,443,661      175,790,599
  General partner's deficit                                   (845,631)        (827,755)
Net unrealized losses on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-Backed Securities                         (5,708,745)     (13,372,257)
                                                        --------------    -------------
     Total partners' equity                                168,889,285      161,590,587
                                                        --------------    -------------
     Total liabilities and
        partners' equity                                $  172,682,057    $ 165,693,886
                                                        ==============    =============

                                The accompanying notes are an integral part
                                      of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                        STATEMENTS OF OPERATIONS

                                              (Unaudited)

                                     For the three months ended              For the nine months ended
                                           September 30,                           September 30,
                                    --------------------------------        ---------------------------------
                                        1995                 1994               1995                 1994
                                    ------------         ------------       ------------         ------------
Income:
  Mortgage investment
   income                           $  3,401,518         $  3,394,143       $ 10,443,880         $  9,893,810
  Interest and other income               32,761               59,846             87,639              325,251
                                    ------------         ------------       ------------         ------------
                                       3,434,279            3,453,989         10,531,519           10,219,061
                                    ------------         ------------       ------------         ------------
Expenses:
  Asset management fee to
    related parties                      410,226              407,139          1,230,678            1,163,669
  General and administrative             141,451              117,103            476,198              466,269
  Interest expense to
    affiliate                              8,675               17,400             26,025               86,909
                                    ------------         ------------       ------------         ------------
                                         560,352              541,642          1,732,901            1,716,847
                                    ------------         ------------       ------------         ------------
Earnings before loan loss
  and gain on mortgage
  disposition                          2,873,927            2,912,347          8,798,618            8,502,214

Loan loss                                     --                   --                 --             (115,301)

Gain on mortgage disposition                  --                   --                 --            1,129,973
                                    ------------         ------------       ------------         ------------
     Net earnings                   $  2,873,927         $  2,912,347       $  8,798,618         $  9,516,886
                                    ============         ============       ============         ============

Net earnings allocated to:
  Limited partners - 95.1%          $  2,733,105         $  2,769,642       $  8,367,486         $  9,050,559
  General partner  - 4.9%                140,822              142,705            431,132              466,327
                                    ------------         ------------       ------------         ------------
                                    $  2,873,927         $  2,912,347       $  8,798,618         $  9,516,886
                                    ============         ============       ============         ============
Net earnings per Limited
  Partnership Unit                  $       0.28         $       0.29       $       0.87         $       0.95
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                  STATEMENT OF CHANGES IN PARTNERS' EQUITY

                               For the nine months ended September 30, 1995

                                                 (Unaudited)


                                                                        Net
                                                                      Unrealized
                                                                      Losses on
                                                                      Investment
                                                                     in FHA-Insured
                                                                      Certificates
                                                                       and GNMA
                                     General           Limited       Mortgage-Backed
                                     Partner           Partners        Securities        Total
                                   -------------     -------------   ---------------  ------------

Balance, December 31, 1994         $    (827,755)    $ 175,790,599   $   (13,372,257) $161,590,587

  Net earnings                           431,132         8,367,486                --     8,798,618

  Distributions paid or
   accrued of $0.91 per
   Unit                                 (449,008)       (8,714,424)               --    (9,163,432)

  Adjustment to net
   unrealized losses on
   investment in FHA-
   Insured Certificates and
   GNMA Mortgage-Backed
   Securities                                 --                --         7,663,512     7,663,512
                                   -------------     -------------   ---------------  ------------
Balance, September 30, 1995        $    (845,631)    $ 175,443,661   $    (5,708,745) $168,889,285
                                   =============     =============   ===============  ============

Limited Partnership Units
  outstanding - September
  30, 1995                                               9,576,290
                                                     =============


                                             The accompanying notes are an integral part
                                                   of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                      STATEMENTS OF CASH FLOWS

                                            (Unaudited)

                                                  For the nine months ended
                                                         September 30,
                                                     1995             1994
                                                  ------------     ------------
  Cash flows from operating activities:

    Net earnings                                  $  8,798,618     $  9,516,886

    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
      Loan loss                                             --          115,301
      Gain on mortgage disposition                          --       (1,129,973)
      Changes in assets and liabilities:
        Increase (decrease) in note payable and due
          to affiliate                                  26,025       (1,257,723)
        Decrease in investment in and due from
          affiliate                                         --        1,250,087
        Decrease in accounts payable and accrued
          expenses                                     (34,461)         (58,240)
        (Increase) decrease in receivables and
          other assets                                (247,678)       1,139,843
                                                  ------------     ------------
        Net cash provided by operating activities    8,542,504        9,576,181
                                                  ------------     ------------
  Cash flows from investing activities:

    Proceeds from disposition of Asset Held for Sale
      under Coinsurance Program                             --       33,233,501
    Investment in acquired insured mortgages                --      (39,730,658)
    Receipt of principal from scheduled payments       838,326          709,148
                                                  ------------     ------------
        Net cash provided by (used in) investing
          activities                                   838,326       (5,788,009)
                                                  ------------     ------------

  Cash flows from financing activities:
    Distributions paid to partners                  (9,465,523)      (9,868,312)
                                                  ------------     ------------
  Net decrease in cash and cash equivalents            (84,693)      (6,080,140)

  Cash and cash equivalents, beginning of period     2,833,820        9,095,255
                                                  ------------     ------------
  Cash and cash equivalents, end of period        $  2,749,127     $  3,015,115
                                                  ============     ============


                                 The accompanying notes are an integral part
                                        of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   ORGANIZATION

     American Insured Mortgage Investors L.P. - Series 86 (the Partnership) was formed under the Uniform Limited Partnership Act of the state of Delaware on October 31, 1985. The Partnership's reinvestment period expired on December 31, 1994. After the expiration of the reinvestment period, the Partnership is required (subject to the conditions set forth in the Partnership Agreement) to distribute net proceeds from mortgage disposition to its Unitholders. The Partnership Agreement states that the Partnership will terminate on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement.

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE), formerly CRI Insured Mortgage Association, Inc.

     AIM Acquisition Partners L.P. (the Advisor) serves as the advisor of the Partnership. The general partner of the Advisor is AIM Acquisition Corporation and the limited partners include an affiliate of CRIIMI MAE (and through June 30, 1995, an affiliate of C.R.I., Inc. (CRI)). Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-managed and self-administered real estate investment trust (REIT), CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

     The Partnership's investment in mortgages includes participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration (FHA) programs (FHA-Insured Certificates), mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA Mortgage-Backed Securities) and FHA-insured mortgage loans (FHA-Insured Loans). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 1995 and December 31, 1994 and the results of its operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994.

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

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES

     The following is a discussion of the Partnership's investment in FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of September 30, 1995 and December 31, 1994:

          Fully Insured GNMA Mortgage-Backed Securities
          and FHA-Insured Certificates
          ----------------------------------------------
          As of September 30, 1995 and December 31, 1994, the Partnership's investment in fully-insured acquired insured mortgages, carried at fair value, consisted of ten GNMA Mortgage-Backed Securities and two FHA-Insured Certificates with an aggregate amortized cost of $41,216,195 and $41,472,892, respectively, an aggregate face value of $41,155,821 and $41,411,005, respectively, and an aggregate fair value of $40,316,525 and $36,919,453, respectively. As of November 10, 1995, all of the acquired insured mortgages, carried at fair value, were current with respect to payment of principal and interest.

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

          As of September 30, 1995 and December 31, 1994, the Partnership held investments in seven FHA-Insured Certificates secured by coinsured mortgages. These mortgage investments were originated by the former managing general partner. As of September 30, 1995, two of the seven FHA-Insured Certificates secured by coinsured mortgages are coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company (Patrician), under the HUD coinsurance program.

     1.   Coinsured by third party
          ------------------------
          As of September 30, 1995, the two coinsured mortgages which are coinsured by Patrician were delinquent with respect to the payment of principal and interest. The following is a discussion of actual and potential performance problems with respect to the mortgage investments which are coinsured by Patrician.

          The originated insured mortgages on The Villas and St. Charles

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES - Continued

          Place - Phase II are coinsured by Patrician.  As of September 30,
          1995 and December 31, 1994, the Partnership's investment in the mortgage on The Villas had an amortized cost of $15,660,542 and $15,732,782, respectively, a face value of $15,894,251 and $15,966,491, respectively, and a fair value of $14,955,284 and $14,012,209, respectively. As of November 10, 1995, the mortgagor has made payments of principal and interest due on the original mortgage through April 1995, and has made payments of principal and interest due under a modification agreement through August 1993. Patrician is currently litigating the case in bankruptcy court seeking to acquire and ultimately dispose of the property.

          The Partnership's investment in the mortgage on St. Charles Place-Phase II had an amortized cost equal to its face value of $3,071,856 and $3,082,440 as of September 30, 1995 and December 31, 1994, respectively. As of September 30, 1995 and December 31, 1994, this mortgage had a fair value of $2,889,643 and $2,703,780,respectively. These amounts represent the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 (AIM 88), an affiliate of the Partnership. As of November 10, 1995, the mortgagor has made payments of principal and interest due on the mortgage through February 1995 to the Partnership. Patrician is currently litigating the case in bankruptcy court in order to acquire and ultimately dispose of the property.

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

     2.   Coinsured by affiliate
          ----------------------
          As of September 30, 1995 and December 31, 1994, the Partnership held investments in five and two FHA-Insured Certificates secured by coinsured mortgages, respectively, where the coinsurance lender is Integrated Funding, Inc. (IFI), an affiliate of the Partnership. Two

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES - Continued

          of these mortgage investments were originated by the former managing general partner. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss.

          The originated insured mortgages on Carmen Drive Estates, (The Forest), Woodbine at Lakewood Apartments and Woodland Hills Apartments were previously coinsured by M-West Mortgage Corporation (M-West), a third party coinsurance lender. During the fourth quarter of 1994, the Partnership was informed that M-West was liquidating its assets and intended to assign the mortgage servicing rights related to these mortgages to another coinsurance lender, Whitehall Funding, Inc. (Whitehall). The Partnership successfully contested this transfer and obtained a court order mandating the transfer of the mortgage servicing rights related to these three coinsured loans to IFI. This transfer was completed during the second quarter of 1995. The Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss. As of September 30, 1995, receivables and other assets, as shown on the accompanying balance sheet, includes approximately $145,000 due from M-West with respect to these loans.
          As of November 10, 1995, claims for damages against M-West and Whitehall are still pending.

          As of November 10, 1995, these five IFI coinsured mortgages, as shown in the table below, were current with respect to the payment of principal and interest, except for the mortgage on Spring Lake Village, which is delinquent with respect to the August and September 1995 principal and interest payments. The General Partner is in the process of negotiating a second modification of this mortgage. The General Partner does not anticipate that this modification will have a material adverse impact on the Partnership's financial statements.

          The General Partner believes there is adequate collateral value underlying these coinsured mortgages. Accordingly, no loan losses were recognized on these mortgages during the three and nine months ended September 30, 1995 and 1994, except as described below in connection with a mortgage modification during the nine months ended September 30, 1994. As of September 30, 1995 and December 31, 1994, these five investments had an aggregate fair value of $39,073,510 and $36,466,663, respectively.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES - Continued


                               Amortized        Face          Amortized        Face             Loan Losses Recognized
                                 Cost           Value            Cost          Value          for the nine months ended
                            September 30,   September 30,    December 31,   December 31,     September        September
                                 1995            1995            1994          1994            30, 1995       30, 1994
                            -------------   -------------    ------------   ------------    -------------    -----------
Pembrook Apartments         $  15,543,241   $  14,938,000    $ 15,606,087   $ 14,992,832    $          --    $        --
Spring Lake Village             4,993,359       4,993,359       5,022,918      5,022,919               --        115,301(a)
Carmen Drive Estates(b)         4,972,957       4,881,904       4,992,884      4,900,599               --             --
Woodbine at Lakewood
  Apartments(b)                 5,219,794       5,028,789       5,243,651      5,049,840               --             --
Woodland Hills
  Apartments(b)                12,265,763      11,836,747      12,320,708     11,885,577               --             --

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

(b)  As discussed above, these mortgages were coinsured by a third party coinsurance lender as of December 31, 1994.

          In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages contain such Participations. During the three and nine months ended September 30, 1995, the Partnership received additional interest of $0 and $76,431, respectively, from the Participations. During the three and nine months ended September 30, 1994, the Partnership received additional interest of $0 and $7,628, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

4.   INVESTMENT IN FHA-INSURED LOANS
     -------------------------------

     The Partnership's investment in fully insured FHA-Insured Loans consisted of eight originated insured mortgages and one acquired insured mortgage as of September 30, 1995 and December 31, 1994. As of September 30, 1995 and December 31, 1994, the eight originated insured mortgages had an aggregate amortized cost of $68,858,588 and $69,162,106, respectively, an aggregate face value of $66,335,270 and $66,602,806, respectively, and an aggregate fair value of $67,290,987 and $63,422,100, respectively. As of September 30, 1995 and December 31, 1994, the acquired insured mortgage had an amortized cost of $996,703 and $1,000,856, respectively, a face value of $1,000,148 and $1,004,351, respectively, and a fair value of $1,015,951 and $956,403, respectively.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INVESTMENT IN FHA-INSURED LOANS - Continued

     As of November 10, 1995, all of the FHA-Insured Loans were current with respect to payment of principal and interest.

     In addition to base interest payments, the Partnership is entitled to Participations on certain of the FHA-Insured Loans. During the three and nine months ended September 30, 1995, the Partnership received additional interest of $0 and $73,357, respectively, from the Participations. During the three and nine months ended September 30, 1994, the Partnership received additional interest of $0 and $33,432, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three and nine months ended September 30, 1995 and 1994 are as follows:

                                      1995              1994
                                    ---------        ---------

Quarter ended March 31,             $    0.26(1)     $    0.41(2)
Quarter ended June 30,                   0.34(3)          0.29(4)
Quarter ended September 30,              0.31(1)          0.30(1)
                                    ---------        ---------
                                    $    0.91        $    1.00
                                    =========        =========

(1) This amount includes approximately $0.03 per Unit representing previously undistributed accrued interest received from two delinquent mortgages.
(2) This amount includes approximately $0.18 per Unit representing previously undistributed accrued interest received from the disposition of the mortgage on One East Delaware and approximately $0.01 per Unit representing previously undistributed accrued interest received from two delinquent mortgages.
(3) This amount includes approximately $0.08 per Unit representing previously undistributed accrued interest received from three mortgages that were previously coinsured by a third party coinsurance lender, as discussed in
     Note 3, above, and $0.03 per Unit representing previously undistributed interest received from two delinquent mortgages.
(4) This amount includes approximately $0.04 per Unit representing previously undistributed accrued interest received from two delinquent mortgages.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three and nine months ended September 30, 1995 and 1994, earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                                                      For the three months         For the nine months
                                       Capacity in Which               ended September 30,         ended September 30,
Name of Recipient                         Served/Item                    1995          1994         1995          1994
-----------------                 --------------------------         ----------      --------     ----------   ----------
CRIIMI, Inc.                      General Partner/Distribution       $  152,959      $148,025     $  449,008   $  493,416

AIM Acquisition                   Advisor/Asset Management Fee          410,226       407,139      1,230,678    1,163,669
Partners, L.P.(1)

CRI(2)                            Affiliate of General Partner/
                                  Expense Reimbursement                   8,091        29,702         58,659      134,795

CRIIMI MAE                        Affiliate of General Partner/
Management,                       Expense Reimbursement                  10,287            --         10,287           --
Inc. (2)

     (1)  Of the amounts paid to the Advisor, the Sub-advisor to the partnership (the Sub-advisor) is entitled to a fee of .28% of
          Total Invested Assets.  CRI/AIM Management, Inc., which through June 30, 1995 acted as the Sub-advisor, earned a fee equal to $0 and $119,988 for the three months ended September 30, 1995 and 1994, respectively.  CRI/AIM Management, Inc.
          earned a fee equal to $241,800 and $342,953, for the nine months ended September 30, 1995 and 1994, respectively.  As discussed in Note 1 above, effective June 30, 1995, CRIIMI MAE Services Limited Partnership now serves as the Sub-advisor.
          Of the amounts paid to the Advisor, CRIIMI MAE Services Limited Partnership earned a fee equal to $120,900 and $0, for the three months ended September 30, 1995 and 1994, respectively.  CRIIMI MAE Services Limited Partnership earned a fee equal to $120,900 and $0, for the nine months ended September 30, 1995 and 1994, respectively.
     (2)  Prior to CRIIMI MAE becoming a self-managed and self-administered REIT, amounts were paid to CRI for reimbursement of expenses incurred on behalf of the General Partner and the Partnership.  As discussed in Note 1, the transaction in which
          CRIIMI MAE became a self-managed and self-administered REIT has no impact on the payments required to be made by the
          Partnership, other than that the expense reimbursement previously paid by the Partnership to CRI in connection with the provision of services by the Sub-advisor are, effective June 30, 1995, paid to CRIIMI MAE Management, Inc., a wholly owned subsidiary of CRIIMI MAE.  The amounts paid to CRI during the three months ended September 30, 1995, represent reimbursement of expenses incurred prior to June 30, 1995.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     As of September 30, 1995, the Partnership had invested in 28 insured mortgages, with an aggregate amortized cost of approximately $173 million, an aggregate face value of approximately $169 million and an aggregate fair value of approximately $166 million, as discussed below.

     As of November 10, 1995, all of the fully insured FHA-Insured Certificates, GNMA Mortgage Backed Securities and FHA-Insured loans were current with respect to payment of principal and interest. As of November 10, 1995, three of the seven coinsured FHA-Insured Certificates are delinquent with respect to payment of principal and interest. As discussed in Notes 3 and 4 to the financial statements, management does not anticipate that these delinquencies will have an adverse material impact on the Partnership's financial statements.

Results of Operations
---------------------

     Net earnings were substantially unchanged for the three months ended September 30, 1995 as compared to the corresponding period in 1994. Net earnings decreased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994 primarily due to the gain recognized on the disposition of the insured mortgage on One East Delaware in January 1994. Also contributing to the decrease in net earnings for the nine months ended September 30, 1995 as compared to the corresponding period in 1994 was a decrease in interest and other income, as discussed below. Partially offsetting this decrease was an increase in mortgage investment income, as discussed below.

     Mortgage investment income increased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994 due to an increase in total invested assets during the nine months ended September 30, 1995, as compared to the corresponding period in 1994. The increase in total invested assets is attributable to the reinvestment of net proceeds from the disposition of the insured mortgages on One East Delaware and Victoria Pointe Apartments-Phase II, which were received in December 1993 and January 1994 and reinvested during the first and second quarters of 1994. Mortgage investment income was substantially unchanged for the three months ended September 30, 1995 as compared to the corresponding period in 1994.

     Interest and other income decreased for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994 primarily due to the short-term investment in 1994 of net disposition proceeds prior to reinvestment in acquired insured mortgages, as previously discussed.

     Asset management fees increased for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994 as a result of the increase in total invested assets, as discussed above.

     General and administrative expenses increased for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994 primarily due to an increase in legal and professional fees related to litigation involving the transfer of mortgage servicing rights related to three coinsured loans, as discussed in Note 3 to the financial statements. Partially offsetting this increase was a decrease in payroll and payroll-related expenses incurred in connection with the mortgage dispositions, mortgage acquisitions and mortgages with performance problems, as a result of the stabilization of the mortgage portfolio during 1994 and the payment in 1994 of a one-time fee in connection with the listing of the Partnership's units on the American Stock

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
            Continued


Exchange.

     Interest expense to affiliate decreased for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994 as a result of the paydown of the note payable to the Partnership's affiliate, American Insured Mortgage Investors-L.P. Series 85 (AIM 85) during 1994, partially offset by the execution of a note payable to AIM 88. The note payable to AIM 88 is in the approximate amount of $479,000, at an annual interest rate of 7.25%, as compared to the note payable to AIM 85 of approximately $1.7 million at an annual interest rate of 8%. The reduction in the principal amount of the notes reflects the reduction in the Partnership's coinsured loans since the initial capitalization of IFI in 1991.

     Gain on mortgage disposition and loan loss decreased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994. Gains and losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. During the nine months ended September 30, 1994, the Partnership disposed of the mortgage on One East Delaware and recognized a gain of approximately $1.1 million. Additionally, during the first quarter of 1994, the mortgage on Spring Lake Village was modified, resulting in the recognition of a loan loss of approximately $115,000. No mortgage investments were disposed of or modified during the nine months ended September 30, 1995.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first nine months of 1995 to meet operating requirements.

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

     Net cash provided by operating activities decreased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994. This decrease was primarily due to a decrease in receivables and other assets during the nine months ended September 30, 1994 as a result of the receipt in January 1994 of the remaining net disposition proceeds related to the disposition of the mortgage on Victoria Pointe Apartments - Phase II and receipt of accrued interest related to the mortgage on One East Delaware.

     Net cash provided by investing activities increased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994, primarily due to the investment in 1994 of approximately $39.7 million in insured mortgages, which was partially offset by the receipt in 1994 of net disposition proceeds of approximately $33.2 million from the disposition of the

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
            Continued


insured mortgage on One East Delaware. No dispositions or acquisitions occurred during the nine months ended September 30, 1995.

     Net cash used in financing activities decreased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994. This decrease was primarily due to the 1994 distribution of accrued, but previously undistributed, interest from the disposition of the mortgage on One East Delaware.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1995.

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


November 13, 1995             /s/ Cynthia O. Azzara
---------------------------   -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer