Form 10-K
period 1995-12-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1996-03-29
CIK 784014

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1995
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

                                        Name of each exchange on
    Title of each class                      which registered
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 22, 1996, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $125,682,244.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                         1995 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                         Page
                                                         ----
Item 1.   Business  . . . . . . . . . . . . . . . . . .    4
Item 2.   Properties  . . . . . . . . . . . . . . . . .    5
Item 3.   Legal Proceedings . . . . . . . . . . . . . .    5
Item 4.   Submission of Matters to a Vote of
            Security Holders  . . . . . . . . . . . . .    6

                                     PART II
                                     -------
Item 5.   Market for Registrant's Securities and
            Related Security Holder Matters . . . . . .    7
Item 6.   Selected Financial Data . . . . . . . . . . .    8
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . .    9
Item 8.   Financial Statements and Supplementary
            Data  . . . . . . . . . . . . . . . . . . .   18
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure  . .   18

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers of the
            Registrant  . . . . . . . . . . . . . . . .   19
Item 11.  Executive Compensation  . . . . . . . . . . .   20
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . .   20
Item 13.  Certain Relationships and Related
            Transactions  . . . . . . . . . . . . . . .   20

                                     PART IV
                                     -------
Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . .   21

Signatures  . . . . . . . . . . . . . . . . . . . . . .   24

                                     PART I

ITEM 1.   BUSINESS

Development and Description of Business
---------------------------------------
     Information concerning the business of American Insured Mortgage Investors L.P.-Series 86 (the Partnership) is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1 and 4 of the notes to the financial statements of the Partnership (filed in response to Item 8 hereof), which is incorporated herein by reference. Also see Schedule IV-Mortgage Loans on Real Estate, for the table of the Insured Mortgages (as defined below), invested in by the Partnership as of December 31, 1995.

Employees
---------
     The Partnership has no employees. The business of the Partnership is managed by CRIIMI, Inc. (the General Partner), while its portfolio of mortgages is managed by AIM Acquisition Partners, L.P. (the Advisor) pursuant to an advisory agreement (the Advisory Agreement). CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE).

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE). From inception through June 30, 1995, CRIIMI MAE was managed by an adviser whose general partner is C.R.I., Inc. (CRI). However, effective June 30, 1995, CRIIMI MAE became a self-managed and self-administered real estate investment trust (REIT) and, as a result, the adviser no longer advises CRIIMI MAE. In addition, the General Partner acquired the shares of the company which acted as the assignor limited partner in the Partnership. The interest of the former associate general partner (0.1%) was purchased by the Partnership on September 6, 1991, pursuant to the terms of the Partnership Agreement.

     Also on September 6, 1991, AIM Acquisition Partners, L.P., (the Advisor) succeeded Integrated Funding, Inc. (IFI) as the advisor to the Partnership. AIM Acquisition Corporation (AIM Acquisition) is the general partner of the Advisor, and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc., and CRIIMI MAE.

     Pursuant to the terms of certain amendments to the Partnership Agreement as discussed below, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

     Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. On June 30, 1995, in connection with a merger transaction approved by CRIIMI MAE's shareholders, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement, and, as a result, CRIIMI MAE Services Limited Partnership acts as the sub-advisor to the Partnership effective June 30, 1995.

Competition
-----------
     In disposing of Insured Mortgages, the Partnership competes with private investors, mortgage banking companies, mortgage brokers, state and local government agencies, lending institutions, trust funds, pension funds, and other entities, some with similar objectives to those of the Partnership and some of which are or may be affiliates of the Partnership, its General Partner, the Advisor or their respective affiliates. Some of these entities may have substantially greater capital resources and experience in disposing of Insured Mortgages than the Partnership.

                                     PART I



ITEM 1.   BUSINESS - Continued

     CRIIMI MAE and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, REITs or other entities in the future. The Partnership may attempt to dispose of mortgages at or about the same time that one or more of the other AIM Partnerships and/or other entities sponsored or managed by CRIIMI MAE, including CRI Liquidating REIT Inc., are attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, CRIIMI MAE Services Limited Partnership and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CRIIMI MAE Services Limited Partnership and CRIIMI, Inc., however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.

ITEM 2.   PROPERTIES

     Although the Partnership does not own the underlying real estate, the mortgages underlying the Partnership's mortgage investments are non-recourse first liens on the respective multifamily residential developments or retirement homes.

ITEM 3.   LEGAL PROCEEDINGS

     Reference is made to Note 4 of the notes to the financial statements on pages 41 through 46.

                                     PART I

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 1995.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
               HOLDER MATTERS

Principal Market and Market Price for Units
-------------------------------------------
     Effective January 1, 1994 the United States Congress repealed portions of the Federal tax code which have had an adverse impact on tax-exempt investors in "publicly-traded partnerships." This tax code change cleared away the major impediment standing in the way of listing the Partnership's Depositary Units of Limited Partnership Interest (Units) for trading on a national stock exchange. In an effort to allow pension funds and other tax-exempt organizations to invest in publicly-traded partnerships, the Revenue Reconciliation Act of 1993 repealed the rule that automatically treated income from publicly-traded partnerships as gross income that is derived from an unrelated trade or business. As a result, investments in publicly-traded partnerships such as the Partnership are now treated the same as investments in other partnerships for purposes of the unrelated business taxable income rules. The General Partner listed the Partnership's Units for trading on the American Stock Exchange (AMEX) on January 18, 1994 in order to provide investment liquidity as contemplated in the Partnership's original prospectus. The Units are traded under the symbol "AIJ."


     The high and low bid prices for the Units as reported on AMEX for each quarterly period in 1995 and 1994 were as follows:

                                              1995
        Quarter Ended                High       Low
      -------------------           -------      -------

           March 31,                $12 1/4    $11 3/8

           June 30,                  12 7/8     11 3/4

           September 30,             13 1/4     12 5/8

           December 31,              13 3/8     12 3/4

                                          1994
         Period Ended                High       Low
      -------------------           -------      -------
      January 18 through
        March 31,                   $14        $12 1/4
      April 1 through June 30,       12 5/8     12 1/8
      July 1 through
        September 30,                12 3/4     12
      October 1 through
        December 31,                 12         11 1/8

                                     PART II



ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
               HOLDER MATTERS - Continued

     Prior to listing the Partnership's Units for trading on AMEX, the Units were only tradable through an informal market called the "secondary market".

Distribution Information
------------------------
     Distributions per Unit, payable out of the cash flow of the Partnership, during 1995 and 1994 were as follows:

          Distributions for the     Amount of Distribution
              Quarter Ended                Per Unit
          ---------------------     ----------------------

          March 31, 1995                    $   0.26(1)
          June 30, 1995                         0.34(1)(2)
          September 30, 1995                    0.31(1)
          December 31, 1995                     0.33(1)
                                            --------
                                            $   1.24
                                            ========


          March 31, 1994                    $   0.41 (3)(4)
          June 30, 1994                         0.29 (4)
          September 30, 1994                    0.30 (4)
          December 31, 1994                     0.34 (4)
                                            --------
                                            $   1.34
                                            ========

     (1) This amount includes $0.03 per Unit representing previously undistributed accrued interest receivable from St. Charles Place - Phase II and The Villas.

     (2) This amount includes $0.08 per Unit representing previously undistributed accrued interest receivable from Carmen Drive Estates (The Forest), Woodland Hills Apartments, and Woodbine at Lakewood Apartments.

     (3) This amount includes approximately $0.18 per Unit representing previously undistributed accrued interest received from the disposition of the mortgage on One East Delaware.

     (4) This amount includes approximately $0.01, $0.04, $0.03 and $0.03 per Unit representing previously undistributed accrued interest received from St. Charles Place-Phase II and The Villas for the quarters ended March 31, 1994, June 30, 1994, September 30, 1994 and December 31, 1994, respectively.


                               Approximate Number of Unitholders
      Title of Class               as of December 31, 1995
---------------------------    -------------------------------
Depositary Units of Limited
  Partnership Interest                     13,400

                                     PART II

ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars in thousands, except per Unit amounts)

                                                         For the Years Ended December 31,

                                           1995           1994          1993         1992           1991
                                         --------       --------      --------     --------       --------
Income                                   $ 13,927       $ 13,644      $ 14,430     $ 12,096       $ 13,776

Loan losses                                    --           (115)          (63)        (107)        (4,922)

Gain on mortgage disposition                    5          1,130            --           --             --

Net earnings                               11,640         12,450        12,170        9,536          6,086

Net earnings per Limited
  Partnership Unit (1)                       1.16           1.24          1.21         0.95           0.60

Distributions per Limited
  Partnership Unit(1)(2)                     1.24           1.34          1.01         1.14          1.262


                                                                As of December 31,

                                           1995           1994          1993         1992           1991
                                         --------       --------      --------     --------       --------

Total assets                             $174,538       $165,694      $180,776     $179,146       $181,103

Partners' equity                          170,582        161,591       176,007      174,007        175,950

(1)  Calculated based upon the weighted average number of Units outstanding.

(2)  Includes distributions due the Unitholders for the Partnership's fiscal quarters ended December 31, 1995, 1994, 1993, 1992 and
     1991, which were paid subsequent to year end.  See Notes 5 and 7 of the notes to the financial statements of the Partnership.

     The selected statements of operations data presented above for the years ended December 31, 1995, 1994 and 1993, and the balance sheet data as of December 31, 1995 and 1994, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 1992 and 1991 and the balance sheet data as of December 31, 1993, 1992 and 1991 are derived from audited financial statements not included in this Form 10-
K. This data should be read in conjunction with the financial statements and the notes thereto.

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

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. In addition, the General Partner acquired the shares of the company which acted as the assignor limited partner in the Partnership. The interest of the former associate general partner (0.1%) was purchased by the Partnership on September 6, 1991, pursuant to the terms of the Partnership Agreement. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI
MAE). From inception through June 30, 1995, CRIIMI MAE was managed by an adviser whose general partner is C.R.I., Inc. (CRI). However, effective June 30, 1995, CRIIMI MAE became a self-managed and self-administered real estate investment trust (REIT) and, as a result, the adviser no longer advises CRIIMI MAE.

     Also on September 6, 1991, AIM Acquisition Partners, L.P., (the Advisor) succeeded Integrated Funding, Inc. (IFI) as the advisor to the Partnership. AIM Acquisition Corporation (AIM Acquisition) is the general partner of the Advisor, and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc., and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, as discussed below, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

     Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. On June 30, 1995, in connection with a merger transaction approved by CRIIMI MAE's shareholders, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement, and, as a result, CRIIMI MAE Services Limited Partnership acts as the sub-advisor to the Partnership effective June 30, 1995.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

     Prior to the expiration of the Partnership's reinvestment period on December 31, 1994, the Partnership was engaged in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages and, together with Originated Insured Mortgages, referred to herein as Insured Mortgages). After the expiration of the reinvestment period, the Partnership is required (subject to the conditions set forth in the Partnership Agreement) to distribute such proceeds to its Unitholders. The Partnership Agreement states that the Partnership will terminate on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement.

     As of December 31, 1995, the Partnership had invested in 27 Insured Mortgages, with an aggregate amortized cost of approximately $166 million, a face value of approximately $163 million and a fair value of approximately $162 million, as discussed below.

Results of Operations
---------------------

1995 versus 1994
----------------

     Net earnings decreased for 1995 as compared to 1994 primarily as a result of the gain recognized on the disposition of the Insured Mortgage on One East Delaware in January 1994. Also contributing to the decrease in net earnings was a decrease in interest and other income, as discussed below. Partially offsetting these decreases was an increase in mortgage investment income, as discussed below.

     Mortgage investment income increased for 1995 as compared to 1994 due to increases in total invested assets throughout 1994, the full benefit which was realized in 1995. The increase in total invested assets is attributable to the reinvestment of net proceeds from the disposition of the Insured Mortgages on One East Delaware and Victoria Pointe Apartments-Phase II, which were received in December 1993 and January 1994 and reinvested during the first three quarters of 1994.

     Interest and other income decreased for 1995 as compared to 1994 primarily due to the short-term investment of net disposition proceeds in early 1994 prior to reinvestment in Acquired Insured Mortgages, as previously discussed.

     Asset management fees increased for 1995 as compared to 1994 as a result of the increase in total invested assets.

     General and administrative expenses increased for 1995 as compared to 1994 primarily due to an increase in legal and professional fees related to litigation involving the transfer of mortgage servicing rights, as discussed in
Note 4 to the financial statements. Partially offsetting this increase was a decrease in payroll and payroll-related expenses, as a result of the stabilization of the mortgage portfolio during 1994. Also offsetting this increase was a decrease in fees related to the initial listing of the Partnership's units on the American Stock Exchange.

     Interest expense to affiliate decreased for 1995 as compared to 1994 as a result of the paydown of the note payable to the Partnership's affiliate, American Insured Mortgage Investors-L.P. Series 85 (AIM 85) during 1994, partially offset by the execution of a note payable to AIM 88. The note payable to AIM 88 is in the approximate amount of $479,000, at an annual interest rate

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

of 7.25%, as compared to the note payable to AIM 85 of approximately $1.7 million at an annual interest rate of 8%.

1994 versus 1993
----------------

     Net earnings increased for 1994 as compared to 1993 primarily due to the gain recognized from the disposition of the Insured Mortgage on One East Delaware in January 1994. Also contributing to this increase was an increase in interest and other income as discussed below. Partially offsetting these increases was a decrease in mortgage investment income, as described below.

     Mortgage investment income decreased for 1994 as compared to 1993. This decrease was primarily due to the disposition of the mortgages on One East Delaware and Victoria Pointe Apartments, the proceeds of which were not reinvested until the first three quarters of 1994. Also contributing to the decrease in mortgage investment income was a reduction in mortgage interest rates on Acquired Insured Mortgages purchased during 1994 as compared to the mortgage interest rates on those Insured Mortgages which were disposed of in late 1993 and early 1994.

     Interest and other income increased for 1994 as compared to 1993 primarily due to the short-term investment of net disposition proceeds prior to reinvestment in Acquired Insured Mortgages, as previously discussed.

     Asset management fees decreased for 1994 as compared to 1993 primarily due to the decrease in total invested assets, as discussed above.

     General and administrative expenses increased for 1994 as compared to 1993. This increase was due primarily to an increase in payroll and payroll-related expenses incurred in connection with the mortgage dispositions, mortgage acquisitions, and mortgages with performance problems, as described below, and due to the payment in 1994 of a one-time fee in connection with the listing of the Partnership's units on AMEX. Also contributing to the increase in general and administrative expenses was an amendment to the expense reimbursement agreement between the AIM Partnerships and IFI, effective April 1, 1994. The effect of this amendment was to reduce the expense reimbursement the Partnership receives from IFI to reflect the reduction in the Partnership's coinsured loans since the execution of the original reimbursement agreement in 1992. This reimbursement is presented as a reduction of general and administrative expenses on the accompanying statements of operations for the years ended December 31, 1995, 1994 and 1993. The decrease in the expense reimbursement is offset by a decrease in interest expense to affiliate, as discussed below.

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

Investment in Insured Mortgages
-------------------------------

     The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

government insured multifamily mortgages issued or sold pursuant to programs of the Federal Housing Administration (FHA) (FHA-Insured Certificates), mortgage-backed securities guaranteed by the Government National Mortgage Association
(GNMA) (GNMA Mortgage-Backed Securities) and FHA-insured mortgage loans (FHA-Insured Loans). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities, and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

     The following is a discussion of the Partnership's mortgage investments, along with the risks related to each type of investment:

     A.   Fully Insured Originated Insured Mortgages and
          Acquired Insured Mortgages
          ----------------------------------------------
          The Partnership's investment in fully insured Originated Insured Mortgages consisted of seven and eight FHA-Insured Loans, as of December 31, 1995 and 1994, respectively. As of December 31, 1995, these investments had an aggregate amortized cost of $62,595,492, an aggregate face value of $60,306,932, and an aggregate fair value of $62,183,025. As of December 31, 1994, these investments had an aggregate amortized cost of $69,162,106, an aggregate face value of $66,602,806, and an aggregate fair value of $63,422,100.

          The Partnership's investment in fully insured Acquired Insured Mortgages consisted of 10 GNMA Mortgage-Backed Securities, 2 FHA-Insured Certificates and 1 FHA-Insured Loan as of December 31, 1995 and 1994. As of December 31, 1995, these investments had an aggregate amortized cost of $42,122,606, an aggregate face value of $42,066,176, and an aggregate fair value of $42,479,072. As of December 31, 1994, these investments had an aggregate amortized cost of $42,473,748, an aggregate face value of $42,415,356 and an aggregate fair value of $37,875,856. As of March 1, 1996, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest.

          In December, 1995, the Partnership received net proceeds of $6,169,529 from the prepayment of the mortgage on Lakewood Villas, a fully insured FHA-Insured Loan, and recognized a gain of $5,208, as shown on the accompanying statement of operations for the year ended December 31, 1995. The net proceeds are expected to be distributed May 1, 1996.

          In addition to base interest payments from fully insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the years ended December 31, 1995, 1994 and 1993, the Partnership received additional interest of $73,357, $33,431 and $62,843, respectively, from the fully insured Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

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

          As of December 31, 1995 and 1994, the former managing general partner, on behalf of the Partnership, had invested in seven FHA-Insured Certificates secured by coinsured mortgages. As of December 31, 1995, two of the seven FHA-Insured Certificates secured by coinsured mortgages are coinsured by an unaffiliated third party coinsurance lender under the HUD coinsurance program. The following is a discussion of actual and potential performance problems with respect to the Partnership's coinsured mortgage investments.

     1.   Coinsured by third party
          ------------------------
          The Originated Insured Mortgages on The Villas and St. Charles Place - Phase II are coinsured by Patrician. As of December 31, 1995 and December 31, 1994, the Partnership's investment in the mortgage on The Villas had an amortized cost of $15,635,379 and $15,732,782, respectively, a face value of $15,869,089 and $15,966,491, respectively, and a fair value of $15,173,465 and $14,012,209, respectively. As of March 1, 1996, the mortgagor has made payments of principal and interest due on the original mortgage through July 1995, and has made payments of principal and interest due under a modification agreement through August 1993. Patrician is litigating the case in bankruptcy court while negotiating a modification agreement with the borrower.

          The Partnership's investment in the mortgage on St. Charles Place - Phase II had an amortized cost equal to its face value of $3,068,173 and $3,082,440, as of December 31, 1995 and 1994, respectively. As of December 31, 1995 and 1994, this mortgage had a fair value of $2,933,205 and $2,703,780, respectively. These amounts represent the

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

          Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 (AIM 88), an affiliate of the Partnership. As of March 1, 1996, the mortgagor has made payments of principal and interest due on the mortgage through May 1995 to the Partnership. Patrician is litigating the case in bankruptcy court while negotiating a modification agreement with the borrower.

          The General Partner intends to continue to oversee the Partnership's interests in these mortgages to ensure that Patrician meets its coinsurance obligations. The General Partner's assessment of the realizability of The Villas and St. Charles Place-Phase II mortgages is based on the most recent information available, and to the extent these conditions change or additional information becomes available, then the General Partner's assessment may change. However, the General Partner does not believe that there would be a material adverse impact on the Partnership's financial condition or its results of operations should Patrician be unable to comply with its full coinsurance obligation.

     2.   Coinsured by affiliate
          ----------------------
          As of December 31, 1995 and 1994, the Partnership held investments in five and two FHA-Insured Certificates secured by coinsured mortgages, respectively, where the coinsurance lender is IFI, an affiliate of the Partnership. Two of these mortgage investments were originated by the former managing general partner. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss.

          The Originated Insured Mortgages on Carmen Drive Estates (The Forest), Woodbine at Lakewood Apartments and Woodland Hills Apartments were previously coinsured by M-West Mortgage Corporation (M-West), a third party coinsurance lender. During the fourth quarter of 1994, the Partnership was informed that M-West was liquidating its assets and intended to assign the mortgage servicing rights related to these mortgages to another coinsurance lender, Whitehall Funding, Inc. (Whitehall). The Partnership successfully contested this transfer and obtained a court order mandating the transfer of the mortgage servicing rights related to these three coinsured loans to IFI. This transfer was completed during the second quarter of 1995. The Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss. As of December 31, 1995, receivables and other assets, as shown on the accompanying balance sheet, includes approximately $70,000 due from M-West with respect to these loans. As of March 1, 1996, claims for damages against M-West and Whitehall are still pending.

          As of March 1, 1996, these five IFI coinsured mortgages, as shown in the table below, were current with respect to the payment of principal and interest, except for the mortgage on Spring Lake Village, for which the Mortgagor has made payments of principal and interest through July 1995. In February 1996, this mortgage was modified a second time to reduce the interest rate to 6% through December 1996, increasing to 6.75% for 1997 and 7.0% for all subsequent years. The General Partner does not anticipate that this modification will have a material adverse impact on the Partnership's financial statements.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

          The General Partner believes there is adequate collateral value underlying these coinsured mortgages. Accordingly, no loan losses were recognized on these mortgages during the years ended December 31, 1995 and 1994, except as described below in connection with a mortgage modification during the year ended December 31, 1994. As of December 31, 1995 and 1994, these five investments had an aggregate fair value of $39,670,264 and $36,466,663, respectively.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

                                 Amortized       Face        Amortized        Face         Loan Losses Recognized
                                   Cost          Value         Cost           Value          for the year ended
                               December 31,   December 31,  December 31,   December 31,   December 31,   December 31,
                                   1995           1995         1994            1994           1995           1994
                               ------------   ------------  ------------   ------------   ------------   ------------
Pembrook Apartments            $ 15,521,458   $ 14,918,958  $ 15,606,087   $ 14,992,832   $         --   $         --
Spring Lake Village(a)            4,984,151      4,984,151     5,022,918      5,022,919             --        115,301(a)
Carmen Drive Estates(b)           4,966,036      4,875,403     4,992,884      4,900,599             --             --
Woodbine at Lakewood
  Apartments(b)                   5,211,526      5,021,478     5,243,651      5,049,840             --             --
Woodland Hills
  Apartments(b)                  12,246,715     11,819,789    12,320,708     11,885,577             --             --

(a)  In March 1994, the mortgage note was amended to reduce the mortgage interest rate from 8.75% to 7.00%.  In connection with the refinancing, the Partnership recognized a loan loss of $115,301 on the accompanying statement of operations for the year ended
December 31, 1994, primarily representing the unamortized balance of acquisition and closing costs paid in connection with the origination of this mortgage.  As discussed above, the General Partner negotiated a second modification of this mortgage during
February 1996.

(b)  As discussed above, these mortgages were coinsured by a third party coinsurance lender as of December 31, 1994.

          In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages contain such Participations. During the years ended December 31, 1995, 1994 and 1993, the Partnership received additional interest of $76,431, $7,628 and $50,979, respectively, from the coinsured Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

     b.   Asset Held for Sale Under Coinsurance Program

          As of December 31, 1993, the former managing general partner, on behalf of the Partnership, had invested in one coinsured mortgage, One East Delaware, which was accounted for as an asset held for sale under coinsurance program (AHFS). In January 1994, the Partnership received net proceeds of $33,233,501 from the prepayment of this mortgage and recognized a gain of $1,129,973, as shown on the accompanying statement of operations for the year ended December 31, 1994. The Partnership reinvested the net disposition proceeds in fully insured Acquired Insured Mortgages during 1994.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during 1995 to meet operating requirements.

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

     The Partnership anticipates that reserves generally would only be necessary in the event the Partnership elected to foreclose on an Originated Insured Mortgage insured by FHA and take over the operations of the underlying development. In such case, there may be a need for additional capital. Since foreclosure proceedings can be expensive and time-consuming, the Partnership expects that it will generally assign the fully insured Originated Insured Mortgages to HUD for insurance proceeds rather than initiate foreclosure. In the case of an Originated Insured Mortgage insured under the HUD coinsurance program, the likelihood of foreclosure (and the potential need for reserves) exists since these coinsured mortgages generally cannot be assigned to HUD and the coinsurance lender would be required to acquire title to the property and hold the property for 12 months or until an earlier sale in order to realize the benefit of HUD insurance. The determination of whether to assign the mortgage to HUD or institute foreclosure procedures or whether to set aside any reserves will be made on a case-by-case basis by the General Partner, the Advisor and the sub-advisor to the Partnership. As of December 31, 1995 and 1994, the Partnership had not set aside any reserves.

Cash flow - 1995 versus 1994
----------------------------
     Net cash provided by operating activities decreased for 1995 as compared to 1994. This decrease was primarily due to a reduction in receivables and other assets during 1994 as a result of the receipt in January 1994 of the remaining net disposition proceeds related to the disposition of the mortgage on Victoria Pointe Apartments - Phase II and receipt of accrued interest related to the mortgage on One East Delaware.

     Net cash provided by investing activities increased for 1995 as compared to 1994, primarily due to the investment in 1994 of approximately $39.7 million in Insured Mortgages, which was partially offset by the receipt in 1994 of net disposition proceeds of approximately $33.2 million from the disposition of the Insured Mortgage on One East Delaware. No Insured Mortgages were acquired during 1995. Also contributing to the increase in net cash provided by investing activities, was the receipt in 1995 of net proceeds of approximately $6.2 million related to the prepayment of the mortgage on Lakewood Villas during 1995.

     Net cash used in financing activities decreased for 1995 as compared to 1994. This decrease was primarily due to the 1994 distribution of accrued, but

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

previously undistributed, interest from the disposition of the mortgage on One East Delaware.

Cash flow - 1994 versus 1993
----------------------------
     Net cash provided by operating activities increased for 1994 as compared to 1993. This increase was primarily due to the receipt in January 1994 of the remaining net disposition proceeds related to the December 1993 disposition of the insured mortgage on Victoria Pointe Apartments-Phase II and receipt of accrued interest related to the One East Delaware disposition. Also contributing to the increase in 1994 were non-recurring payments made in 1993 on certain loans accounted for as AHFS loans and an increase in interest and other income and a decrease in asset management fees, as previously discussed. These increases were partially offset by a decrease in mortgage investment income and an increase in general and administrative expenses, as discussed above.

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

     The information required by this item is contained on pages 29 through 56.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a),(b),(c),(e)

     The Partnership has no officers or directors. The affairs of the Partnership are managed by the General Partner, which is wholly owned by CRIIMI MAE, a company whose shares are listed on the New York Stock Exchange. Prior to June 30, 1995, CRIIMI MAE was managed by an adviser whose general partner was CRI. However, effective June 30, 1995, CRIIMI MAE became a self-managed and self-administered REIT and, as a result, the adviser no longer advises CRIIMI MAE.

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

     Also, on September 6, 1991, the Advisor succeeded IFI as the advisor of the Partnership. AIM Acquisition is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P, Broad, Inc. and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, as discussed below, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

     Effective September 6, 1991, and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-managed and self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, manages the Partnership's portfolio.

     The General Partner is also the general partner of AIM 84, AIM 85 and AIM 88, limited partnerships with investment objectives similar to those of the Partnership.

          (d) There is no family relationship between any of the officers and directors of the General Partner.

          (f)  Involvement in certain legal proceedings.

               None.

          (g)  Promoters and control persons.

               Not applicable.

          (h) Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to
Note 7 of the notes to the financial statements of the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

     As of December 31, 1995, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

     As of December 31, 1995, neither the officers and directors, as a group, of the General Partner nor any individual director of the General Partner, are known to own more than 1% of the outstanding Units of the Partnership.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

 (a)(1)     Financial Statements:

                                                                       Page
Description                                                            Number
-----------                                                       --------------

Balance Sheets as of December 31, 1995
  and 1994                                                                 27
Statements of Operations for the years
  ended December 31, 1995, 1994 and 1993                                   28

Statements of Changes in Partners' Equity
  for the years ended December 31, 1995,
  1994 and 1993                                                            29

Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993                                         30

Notes to Financial Statements                                              31


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

          10.(p) Non-negotiable promissory note to American Insured Mortgage Investors L.P. - Series 88 in the amount of $478,612.00 dated April 1, 1994, incorporated by reference to Exhibit 10(p) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

          10.(q) Amendment to Reimbursement Agreement by Integrated Funding, Inc. and the AIM Funds, effective April 1, 1994, incorporated by reference to Exhibit 10(q) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

          27.       Financial Data Schedule (filed herewith).

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

                              AMERICAN INSURED MORTGAGE
                                INVESTORS L.P. - SERIES 86
                                (Registrant)

                              By:  CRIIMI, Inc.
                                   General Partner


March 27, 1996                /s/ William B. Dockser
---------------------------   -------------------------
DATE                          William B. Dockser
                              Chairman of the Board and
                                Principal Executive Officer



March 27, 1996                /s/ H. William Willoughby
---------------------------   -------------------------
DATE                          H. William Willoughby
                              President and Director


March 27, 1996                /s/ Cynthia O. Azzara
---------------------------   -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer


March 27, 1996                /s/ Garrett G. Carlson, Sr.
---------------------------   --------------------------
DATE                          Garrett G. Carlson, Sr.
                              Director

March 27, 1996                /s/ Larry H. Dale
---------------------------   -------------------------
DATE                          Larry H. Dale
                              Director


March 27, 1996                /s/ G. Richard Dunnells
---------------------------   -------------------------
DATE                          G. Richard Dunnells
                              Director


March 27, 1996                /s/ Robert F. Tardio
---------------------------   -------------------------
DATE                          Robert F. Tardio
                              Director

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

              Financial Statements as of December 31, 1995 and 1994

            and for the Years Ended December 31, 1995, 1994 and 1993

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  American Insured Mortgage Investors L.P. - Series 86:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors L.P. - Series 86 (the Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

     As explained in Note 2 of the notes to financial statements, effective January 1, 1994, the Partnership changed its method of accounting for its investment in insured mortgages.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 1995 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Washington, D.C.
March 22, 1996

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                        As of December 31,
                                                       1995           1994
                                                   ------------   ------------
                                     ASSETS
Investment in FHA-Insured
  Certificates and GNMA Mortgage-
  Backed Securities, at fair value:
  Originated insured mortgages                     $ 57,776,934   $ 53,182,652
  Acquired insured mortgages                         41,449,297     36,919,453
                                                   ------------   ------------
                                                     99,226,231     90,102,105

Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  discount and premium:
  Originated insured mortgages                       62,595,492     69,162,106
  Acquired insured mortgage                             995,255      1,000,856
                                                   ------------   ------------
                                                     63,590,747     70,162,962

Cash and cash equivalents                             8,774,654      2,833,820

Investment in affiliate                                 475,726        478,612

Receivables and other assets                          2,470,604      2,116,387
                                                   ------------   ------------
     Total assets                                  $174,537,962   $165,693,886
                                                   ============   ============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                              $  3,323,003   $  3,423,700

Note payable to affiliate                               478,612        478,612

Accounts payable and accrued expenses                   153,998        200,987
                                                   ------------   ------------
     Total liabilities                                3,955,613      4,103,299
                                                   ------------   ------------
Partners' equity:
  Limited partners' equity                          174,986,113    175,790,599
  General partner's deficit                            (869,206)      (827,755)
  Net unrealized losses on
    investment in insured
    mortgages                                        (3,534,558)   (13,372,257)
                                                   ------------   ------------
     Total partners' equity                         170,582,349    161,590,587
                                                   ------------   ------------
     Total liabilities and
       partners' equity                            $174,537,962   $165,693,886
                                                   ============   ============

                       The accompanying notes are an integral part
                         of these financial statements.

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                       STATEMENTS OF OPERATIONS

                                                     For the years ended December 31,
                                                  1995            1994            1993
                                              ------------    ------------    ------------
Income:
  Mortgage investment income                  $ 13,797,980    $ 13,311,387    $ 14,387,837
  Interest and other income                        129,166         332,966          42,419
                                              ------------    ------------    ------------
                                                13,927,146      13,644,353      14,430,256
                                              ------------    ------------    ------------
Expenses:
  Asset management fee to related
    parties                                      1,640,904       1,573,895       1,694,280
  General and administrative                       616,254         574,694         363,463
  Interest expense to affiliate                     34,699          60,779         139,018
                                              ------------    ------------    ------------
                                                 2,291,857       2,209,368       2,196,761
                                              ------------    ------------    ------------
  Earnings before loan losses and gain on
    mortgage disposition                        11,635,289      11,434,985      12,233,495

  Loan losses                                           --        (115,301)        (63,488)

  Gain on mortgage disposition                       5,208       1,129,973              --
                                              ------------    ------------    ------------
     Net earnings                             $ 11,640,497    $ 12,449,657    $ 12,170,007
                                              ============    ============    ============

Net earnings allocated to:
  Limited partners - 95.1%                    $ 11,070,113    $ 11,839,624    $ 11,573,677
  General partner -  4.9%                          570,384         610,033         596,330
                                              ------------    ------------    ------------
                                              $ 11,640,497    $ 12,449,657    $ 12,170,007
                                              ============    ============    ============
Net earnings per Limited
  Partnership Unit                            $       1.16    $       1.24    $       1.21
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

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                                STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                         For the years ended December 31, 1995, 1994 and 1993



                                                                                  Unrealized       Unrealized
                                                                                  Gains on         Losses on
                                                                                  Investment       Investment
                                                 General           Limited        in Insured       in Insured
                                                 Partner           Partners        Mortgages       Mortgages           Total
                                               -------------     -------------    ------------     ------------     -------------

Balance, January 1, 1993                       $    (874,591)    $ 174,881,580    $         --     $         --      $174,006,989

  Net earnings                                       596,330        11,573,677              --               --        12,170,007

  Distributions paid or accrued of
    $1.01                                           (498,350)      (9,672,053)              --               --       (10,170,403)

                                               -------------     -------------    ------------     ------------     ------------

Balance, December 31, 1993                          (776,611)      176,783,204              --               --      176,006,593


  Net earnings                                       610,033        11,839,624              --               --       12,449,657

  Distributions paid or accrued of
    $1.34, including return of
    capital of $0.10 per Unit                       (661,177)      (12,832,229)             --               --      (13,493,406)

  Unrealized (losses) gains on
    investment in insured mortgages                       --                --              --      (13,372,257)     (13,372,257)
                                               -------------     -------------    ------------     ------------     ------------

Balance, December 31, 1994                          (827,755)      175,790,599              --      (13,372,257)     161,590,587

  Net earnings                                       570,384        11,070,113              --               --       11,640,497

  Distributions paid or accrued of
    $1.24, including return of capital
    of $0.08 per Unit                               (611,835)      (11,874,599)             --               --      (12,486,434)

  Adjustment to unrealized
    gains (losses) on investment
    in insured mortgages                                  --                --         406,534        9,431,165        9,837,699
                                               -------------     -------------    ------------     ------------     ------------

Balance December 31, 1995                      $    (869,206)    $ 174,986,113    $    406,534     $ (3,941,092)    $170,582,349
                                               =============     =============    ============     ============     ============

Limited Partnership Units outstanding -
  December 31, 1995, 1994 and 1993                                   9,576,290
                                                                 =============


                                             The accompanying notes are an integral part
                                                   of these financial statements.

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                          STATEMENTS OF CASH FLOWS


                                                                                 For the years ended December 31,
                                                                               1995           1994            1993
                                                                           ------------   ------------    ------------
  Cash flows from operating activities:
  Net earnings                                                             $ 11,640,497   $ 12,449,657    $ 12,170,007

  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Loan losses                                                                      --        115,301          63,488
    Gain on mortgage disposition                                                 (5,208)    (1,129,973)             --
    Payments made and treated as an addition to
      Assets Held for Sale under Coinsurance Program/mortgage
      investment income accrued/accreted on AHFS                                     --             --      (3,106,783)
    Changes in assets and liabilities:
      (Decrease) increase in note payable to affiliate                               --     (1,259,111)          6,813
      (Decrease) increase in accounts payable and
        accrued expenses                                                        (46,989)       (11,441)         26,722
      (Increase) decrease in receivables and other assets                      (354,217)       689,217      (1,699,772)
      Decrease in investment in affiliate                                         2,886      1,251,475             823
                                                                           ------------   ------------    ------------
        Net cash provided by operating activities                            11,236,969     12,105,125       7,461,298
                                                                           ------------   ------------    ------------
  Cash flows from investing activities:
  Proceeds from Disposition of Fully Insured
    Mortgage                                                                  6,169,529             --              --
  Proceeds from disposition of Assets Held for Sale
    under Coinsurance Program                                                        --     33,233,501       9,049,783
  Investment in Acquired Insured Mortgages                                           --    (39,730,658)             --
  Receipt of principal from scheduled payments                                1,121,467      1,019,821         600,361
                                                                           ------------   ------------    ------------
        Net cash provided by (used in)investing activities                    7,290,996     (5,477,336)      9,650,144
                                                                           ------------   ------------    ------------

  Cash flows from financing activities:
    Distributions paid to partners                                          (12,587,131)   (12,889,224)    (10,573,196)
                                                                           ------------   ------------    ------------
  Net increase (decrease) in cash and cash equivalents                        5,940,834     (6,261,435)      6,538,246

  Cash and cash equivalents, beginning of year                                2,833,820      9,095,255       2,557,009
                                                                           ------------   ------------    ------------
  Cash and cash equivalents, end of year                                   $  8,774,654   $  2,833,820    $  9,095,255
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

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE). From inception through June 30, 1995, CRIIMI MAE was managed by an adviser whose general partner is C.R.I., Inc. (CRI). However, effective June 30, 1995, CRIIMI MAE became a self-managed and self-administered real estate investment trust (REIT) and, as a result, the adviser no longer advises CRIIMI MAE. In addition, the General Partner acquired the shares of the company which acted as the assignor limited partner in the Partnership. The interest of the former associate general partner (0.1%) was purchased by the Partnership on September 6, 1991, pursuant to the terms of the Partnership Agreement.

     Also on September 6, 1991, AIM Acquisition Partners, L.P., (the Advisor) succeeded Integrated Funding, Inc. (IFI) as the advisor to the Partnership. AIM Acquisition Corporation (AIM Acquisition) is the general partner of the Advisor, and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc., and CRIIMI MAE.

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

     Until the change in the Partnership's investment policy, as discussed below, and through December 31, 1994, (the expiration of the Partnership's reinvestment period) the Partnership was in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages, and together with Originated Insured Mortgages, referred to herein as Insured Mortgages). After the expiration of the reinvestment period, the Partnership is required (subject to the conditions set forth in the Partnership Agreement) to distribute such proceeds to its Unitholders. The Partnership Agreement states that the Partnership will terminate on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement. As of December 31, 1995, the Partnership had invested in either Originated Insured Mortgages which are insured or guaranteed, in whole or in part, by the Federal Housing Administration (FHA) or Acquired Insured Mortgages which are fully insured (as more fully described below).

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


2.   SIGNIFICANT ACCOUNTING POLICIES

     Method of Accounting
     --------------------
          The Partnership's financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Investment in Insured Mortgages
     -------------------------------
          The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to FHA programs (FHA-Insured Certificates), mortgage-backed securities guaranteed by GNMA (GNMA Mortgage-Backed Securities) and FHA-insured mortgage loans (FHA-Insured Loans). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities, and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

          Payments of principal and interest on FHA-Insured Certificates and FHA-Insured Loans are insured by the United States Department of Housing and Urban Development (HUD) pursuant to Title 2 of the National Housing Act. Payments of principal and interest on GNMA Mortgage-Backed Securities are guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

          Prior to January 1, 1994, the Partnership accounted for its investment in Insured Mortgages at amortized cost in accordance with Statement of Financial Accounting Standards No. 65 "Accounting for Certain Mortgage Banking Activities" (SFAS 65) since it had the ability and intent to hold these assets for the foreseeable future. The difference between the cost and the unpaid principal balance, at the time of purchase, is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method. The effective interest method provides a constant yield of income over the term of the mortgage. Mortgage investment income is comprised of amortization of the discount plus the stated mortgage interest payments received or accrued, less amortization of the premium.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

          As of December 31, 1995, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 28 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 25 years, on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates, the Partnership does not have the ability, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be included in the Available for Sale category. Although the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default or those which are eligible to be put to FHA at the expiration of 20 years from the date of the final endorsement.

          In connection with this classification, as of December 31, 1995, the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, with the unrealized losses on these assets reported as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will be included as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will continue to be reported in earnings. The amortized cost of the GNMA Mortgage-Backed Securities and FHA-Insured Certificates in this category is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     Reclassification
     ----------------
          Certain amounts in the financial statements for the years ended December 31, 1994 and 1993 have been reclassified to conform with the 1995 presentation.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

                                                  As of December 31, 1995          As of December 31, 1994
                                                 Amortized          Fair          Amortized        Fair
                                                   Cost             Value           Cost           Value
                                               ------------      ------------  ------------    ------------

Investment in FHA-Insured
  Certificates and GNMA
  Mortgage-Backed Securities:
  Originated Insured Mortgages                 $ 61,633,438      $ 57,776,934  $ 62,001,470    $ 53,182,652
  Acquired Insured Mortgages                     41,127,351        41,449,297    41,472,892      36,919,453
                                               ------------      ------------  ------------    ------------
                                               $102,760,789      $ 99,226,231  $103,474,362    $ 90,102,105
                                               ============      ============  ============    ============
Investment in FHA-Insured
  Loans:
  Originated Insured Mortgages                 $ 62,595,492      $ 62,183,025  $ 69,162,106    $ 63,422,100
  Acquired Insured Mortgage                         995,255         1,029,775     1,000,856         956,403
                                               ------------      ------------  ------------    ------------
                                               $ 63,590,747      $ 63,212,800  $ 70,162,962    $ 64,378,503
                                               ============      ============  ============    ============

Cash and cash equivalents                      $  8,774,654      $  8,774,654  $  2,833,820    $  2,833,820

Accrued interest receivable                    $  2,168,158      $  2,168,158  $  1,910,398    $  1,910,398



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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


4.   INVESTMENT IN INSURED MORTGAGES

     The following is a discussion of the Partnership's insured mortgage investments, along with the risks related to each type of investment:

     A.   Fully Insured Originated Insured Mortgages and
          Acquired Insured Mortgages
          ----------------------------------------------
          The Partnership's investment in fully insured Originated Insured Mortgages consisted of seven and eight FHA-Insured Loans, as of December 31, 1995 and 1994, respectively. As of December 31, 1995, these investments had an aggregate amortized cost of $62,595,492, an aggregate face value of $60,306,932, and an aggregate fair value of $62,183,025. As of December 31, 1994, these investments had an aggregate amortized cost of $69,162,106, an aggregate face value of $66,602,806, and an aggregate fair value of $63,422,100.

          The Partnership's investment in fully insured Acquired Insured Mortgages consisted of 10 GNMA Mortgage-Backed Securities, 2 FHA-Insured Certificates and 1 FHA-Insured Loan, as of December 31, 1995 and 1994. As of December 31, 1995, these investments had an aggregate amortized cost of $42,122,606, an aggregate face value of $42,066,176, and an aggregate fair value of $42,479,072. As of December 31, 1994, these investments had an aggregate amortized cost of $42,473,748, an aggregate face value of $42,415,356 and an aggregate fair value of $37,875,856. As of March 1, 1996 all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest.

          In December, 1995, the Partnership received net proceeds of $6,169,529 from the prepayment of the mortgage on Lakewood Villas, a fully insured FHA-Insured Loan, and recognized a gain of $5,208, as shown on the accompanying statement of operations for the year ended December 31, 1995. The net proceeds are expected to be distributed May 1, 1996.

          In addition to base interest payments from fully insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the years ended December 31, 1995, 1994 and 1993, the Partnership received additional interest of $73,357, $33,431 and $62,843, respectively, from the fully insured Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

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

          As of December 31, 1995 and 1994, the former managing general partner, on behalf of the Partnership, had invested in seven FHA-Insured Certificates secured by coinsured mortgages. As of December 31, 1995, two of the seven FHA-Insured Certificates secured by coinsured mortgages are coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company (Patrician), under the HUD coinsurance program. The two coinsured mortgages which are coinsured by Patrician were delinquent with respect to the payment of principal and interest. The following is a discussion of actual and potential performance problems with respect to the Partnership's coinsured mortgage investments.

     1.   Coinsured by third party
          ------------------------
          The Originated Insured Mortgages on The Villas and St. Charles Place - Phase II are coinsured by Patrician. As of December 31, 1995 and 1994, the Partnership's investment in the mortgage on The Villas had an amortized cost of $15,635,379 and $15,732,782, respectively, a face value of $15,869,089 and $15,966,491, respectively, and a fair value of $15,173,465 and $14,012,209, respectively. As of March 1, 1996, the mortgagor has made payments of principal and interest due on the original mortgage through July 1995, and has made payments of principal and interest due under a modification agreement through August 1993. Patrician is litigating the case in bankruptcy court while negotiating a modification agreement with the borrower.

          The Partnership's investment in the mortgage on St. Charles Place - Phase II had an amortized cost equal to its face value of $3,068,173 and $3,082,440, as of December 31, 1995 and 1994, respectively. As of December 31, 1995 and 1994, this mortgage had a fair value of $2,933,205 and $2,703,780, respectively. These amounts represent the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 (AIM 88), an affiliate of the Partnership. As of March 1, 1996, the mortgagor has made payments of principal and interest due on the mortgage through May 1995 to the Partnership. Patrician is litigating the case in bankruptcy court while negotiating a modification agreement with the borrower.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN INSURED MORTGAGES - Continued

          The General Partner intends to continue to oversee the Partnership's interest in these mortgages to ensure that Patrician meets its coinsurance obligations. The General Partner's assessment of the realizability of The Villas and St. Charles Place-Phase II mortgages is based on the most recent information available, and to the extent these conditions change or additional information becomes available, then the General Partners' assessment may change. However, the General Partner does not believe that there would be a material adverse impact on the Partnership's financial condition or its results of operations should Patrician be unable to comply with its full coinsurance obligation.

     2.   Coinsured by affiliate
          ----------------------
          As of December 31, 1995 and 1994, the Partnership held investments in five and two FHA-Insured Certificates secured by coinsured mortgages, respectively, where the coinsurance lender is Integrated Funding, Inc.
          (IFI), an affiliate of the Partnership. Two of these mortgage investments were originated by the former managing general partner.
          As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss.

          The Originated Insured Mortgages on Carmen Drive Estates (The Forest), Woodbine at Lakewood Apartments and Woodland Hills Apartments were previously coinsured by M-West Mortgage Corporation (M-West), a third party coinsurance lender. During the fourth quarter of 1994, the Partnership was informed that M-West was liquidating its assets and intended to assign the mortgage servicing rights related to these mortgages to another coinsurance lender, Whitehall Funding, Inc. (Whitehall). The Partnership successfully contested this transfer and obtained a court order mandating the transfer of the mortgage servicing rights related to these three coinsured loans to IFI. This transfer was completed during the second quarter of 1995. The Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss. As of December 31, 1995, receivables and other assets, as shown on the accompanying balance sheet, includes approximately $70,000 due from M-West with respect to these loans. As of March 1, 1996, claims for damages against M-West and Whitehall are still pending.

          As of March 1, 1996, these five IFI coinsured mortgages, as shown in the table below, were current with respect to the payment of principal and interest, except for the mortgage on Spring Lake Village, for which the Mortgagor has made payments of principal and interest through July 1995. In February 1996, this mortgage was modified a

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN INSURED MORTGAGES - Continued

          second time to reduce the interest rate to 6% through December 1996, increasing to 6.75% for 1997 and 7.0% for all subsequent years. The General Partner does not anticipate that this modification will have a material adverse impact on the Partnership's financial statements.

          The General Partner believes there is adequate collateral value underlying these coinsured mortgages. Accordingly, no loan losses were recognized on these mortgages during the years ended December 31, 1995 and 1994, except as described below in connection with a mortgage modification during the year ended December 31, 1994. As of December 31, 1995 and December 31, 1994, these five investments had an aggregate fair value of $39,670,264 and $36,466,663, respectively.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN INSURED MORTGAGES - Continued

                              Amortized      Face        Amortized       Face         Loan Losses Recognized
                                Cost         Value         Cost          Value          for the year ended
                            December 31,  December 31,  December 31,  December 31,   December 31, December 31,
                                1995          1995         1994           1994           1995         1994
                            ------------  ------------  ------------  ------------   ------------ ------------
Pembrook Apartments         $ 15,521,458  $ 14,918,958  $ 15,606,087  $ 14,992,832   $         -- $         --
Spring Lake Village(a)         4,984,151     4,984,151     5,022,918     5,022,919             --      115,301(a)
Carmen Drive Estates(b)        4,966,036     4,875,403     4,992,884     4,900,599             --           --
Woodbine at Lakewood
  Apartments(b)                5,211,526     5,021,478     5,243,651     5,049,840             --           --
Woodland Hills
  Apartments(b)               12,246,715    11,819,789    12,320,708    11,885,577             --           --

(a)  In March 1994, the mortgage note was amended to reduce the mortgage interest rate from 8.75% to 7.00%.  In connection with the refinancing, the Partnership recognized a loan loss of $115,301 on the accompanying statement of operations for the year ended
December 31, 1994, primarily representing the unamortized balance of acquisition and closing costs paid in connection with the origination of this mortgage.  As discussed above, the General Partner negotiated a second modification of this mortgage during
February 1996.

(b)  As discussed above, these mortgages were coinsured by a third party coinsurance lender as of December 31, 1994.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN INSURED MORTGAGES - Continued

          In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages contain such Participations. During the years ended December 31, 1995, 1994 and 1993, the Partnership received additional interest of $76,431, $7,628 and $50,979, respectively, from the coinsured Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

     b.   Asset Held for Sale Under Coinsurance Program

          As of December 31, 1993, the former managing general partner, on behalf of the Partnership, had invested in one coinsured mortgage, One East Delaware, which was accounted for as an asset held for sale under coinsurance program (AHFS). In January 1994, the Partnership received net proceeds of $33,233,501 from the prepayment of this mortgage and recognized a gain of $1,129,973, as shown on the accompanying statement of operations for the year ended December 31, 1994. The Partnership reinvested the net disposition proceeds in fully insured Acquired Insured Mortgages during 1994.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                1995            1994          1993
                               ------          ------        ------

Quarter ended March 31,        $ 0.26(1)       $ 0.41(3)(4)  $ 0.23
Quarter ended June 30,           0.34(1)(2)      0.29(4)       0.21
Quarter ended September 30,      0.31(1)         0.30(4)       0.29(5)
Quarter ended December 31,       0.33(1)         0.34(4)       0.28(6)
                               ------          ------        ------
                               $ 1.24          $ 1.34        $ 1.01
                               ======          ======        ======

(1) This amount includes $0.03 per Unit representing previously undistributed accrued interest receivable from St. Charles Place - Phase II and The Villas.

(2) This amount includes $0.08 per Unit representing previously undistributed accrued interest receivable from Carmen Drive Estates (The Forest), Woodland Hills Apartments, and Woodbine at Lakewood Apartments.

(3) This amount includes approximately $0.18 per Unit representing previously undistributed accrued interest received from the disposition of the mortgage on One East Delaware.

(4) This amount includes approximately $0.01, $0.04, $0.03 and $0.03 per Unit representing previously undistributed accrued interest received from St. Charles Place-Phase II and The Villas for the quarters ending March 31,

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

5.   DISTRIBUTIONS TO UNITHOLDERS - Continued

     1994, June 30, 1994, September 30, 1994 and December 31, 1994,
     respectively.

(5) In September 1993, the Partnership received $591,872 (approximately $0.06 per Unit) from the mortgage on Victoria Pointe Apartments-Phase II, representing mortgage interest from October 1991 through June 1992, and a partial payment for July 1992. The Partnership distributed approximately $0.03 per Unit of this previously undistributed interest and reserved approximately $0.03 per Unit for the continued funding of coinsurance expenses. The Partnership distributed the remaining interest of approximately $0.03 per Unit to Unitholders as part of the fourth quarter distribution, as discussed below.

(6) This includes a special distribution of approximately $0.10 per Unit comprised of (i) $0.03 per Unit of previously undistributed accrued interest from the mortgage on Victoria Pointe Apartments-Phase II which was reserved as part of the third quarter distribution, as described above, and
     (ii) $0.07 per Unit representing previously undistributed accrued interest received in December 1993 resulting from the disposition of the mortgage on Victoria Pointe Apartments-Phase II.

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

7.   TRANSACTIONS WITH RELATED PARTIES

     In addition to the related party transactions described above in Note 6, the General Partner, and certain affiliated entities, during the years ended December 31, 1995, 1994 and 1993, earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

7.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                  Capacity in Which               For the years ended December 31,
Name of Recipient                    Served/Item                 1995          1994           1993
-----------------           ----------------------------      ----------    ----------     ----------
CRIIMI, Inc.                General Partner/Distribution      $  611,835    $  661,177     $  498,350

AIM Acquisition             Advisor/Asset Management Fee       1,640,904     1,573,895      1,694,280
  Partners, L.P.(1)

CRI(2)                      Affiliate of General Partner/         58,659       161,509        142,495
                              Expense Reimbursement

CRIIMI MAE
  Management, Inc.(2)       Affiliate of General Partner/         27,512            --             --
                              Expense Reimbursement

     (1)  The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement).  The sub-advisor to the Partnership (the Sub-
advisor) is entitled to a fee of 0.28% of the Advisor's Asset Management Fee.  CRI/AIM Management, Inc., which acted as the Sub-
advisor through June 30, 1995, earned a fee equal to $241,800, $463,853 and $499,332, for the six months ended June 30, 1995 and for the years ended December 31, 1994 and 1993, respectively.  As discussed in Note 1 above, effective June 30, 1995, CRIIMI MAE
Services Limited Partnership now serves as the Sub-advisor.  Of the amounts paid to the Advisor, CRIIMI MAE Services Limited
Partnership earned a fee equal to $241,800, $0 and $0, for the six months ended December 31, 1995 and for the years ended December
31, 1994 and 1993, respectively.

     (2)  Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred prior to June 30, 1995 on behalf of the General Partner and Partnership.  As discussed in Note 1, the transaction in which CRIIMI
MAE became a self-managed and self-administered REIT has no impact on the payments required to be made by the Partnership, other than that the expense reimbursement previously paid by the Partnership to CRI in connection with the provision of services by the
Sub-advisor are, effective June 30, 1995, paid to a wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc.  The amounts paid to CRI during the year ended December 31, 1995 represent reimbursement of expenses incurred prior to June 30, 1995.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


9.   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1995, 1994 and 1993:

(In Thousands, Except Per Unit Data)
                                              1995
                                         Quarter ended
                          March 31    June 30   September 30  December 31
                         ---------- ----------  ------------  -----------
Income                   $    3,475 $    3,622  $      3,434  $     3,396
Gain on mortgage
  disposition                    --         --            --            5
Net earnings                  2,922      3,003         2,874        2,841
Net earnings per Limited
  Partnership Unit             0.29       0.30          0.28         0.29

                                              1994
                                         Quarter ended
                          March 31    June 30   September 30  December 31
                         ---------- ----------  ------------  -----------
Income                   $    3,294 $    3,471  $      3,454  $     3,425
Loan losses                    (115)        --            --           --
Gain on mortgage
  disposition                 1,130         --            --           --
Net earnings                  3,715      2,889         2,912        2,934
Net earnings per Limited
  Partnership Unit             0.37       0.29          0.29         0.29

                                              1993
                                         Quarter ended
                          March 31    June 30   September 30  December 31
                         ---------- ----------  ------------  -----------
Income                   $    3,677 $    3,625  $      3,989  $     3,139
Loan losses                      --         --            --          (63)
Net earnings                  3,109      3,092         3,410        2,559
Net earnings per Limited
  Partnership Unit             0.31       0.31          0.34         0.25


                                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                                             SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                          DECEMBER 31, 1995

                                                                                                                     Annual
                                                                                                                     Payment
                                                         Interest                          Net                     (Principal
                                                         Rate on        Face            Carrying                       and
   Development Name/                   Maturity    Put   Mortgage    Amount of            Value       Cumulative    Interest)
       Location                          Date    Date(1)  (4)(5)     Mortgage         (3)(9)(10)(14) Loan Losses     (4)(11)
-----------------------                --------  ------- --------  ------------       -------------- -----------  -----------
ORIGINATED INSURED MORTGAGES
Coinsured Mortgages
-------------------
Investment in FHA-Insured
  Certificates (carried at fair value)
Woodland Apts.
  Minnetonka, MN(7)                        5/29     10/02   8.25%  $ 11,819,789       $   11,300,725 $        --   $1,043,897
Woodbine at Lakewood Apts.
  Boise, ID(7)                             5/29     10/02   8.25%     5,021,478            4,800,995          --      443,917
Carmen Drive Estates
  Lake Oswego, OR(7)                       4/29     12/02   8.50%     4,875,403            4,661,142          --      440,780
Pembrook Apts.
  Gurnee, IL(7)                            6/30     10/05   8.25%    14,918,958           14,263,037          --    1,308,031
Spring Lake Village
  St. Petersburg, FL(7)                    7/29      5/03   7.00%     4,984,151(12)        4,644,365     115,301      463,225
The Villas
  Lauderhill, FL (6)                       7/29      8/02   8.75%    15,869,089(12)       15,173,465     842,709    1,491,805(13)
St. Charles Place-Phase II
  Miramar, FL (6)                          2/30     12/03  8.625%     3,068,173(8)(12)     2,933,205     106,000      279,571(8)
                                                                   ------------         ------------
     Total investment in FHA-Insured
       Certificates-Originated Insured
       Mortgages                                                     60,557,041           57,776,934
                                                                   ------------         ------------

                                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                                             SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                          DECEMBER 31, 1995

                                                                                                                       Annual
                                                                                                                       Payment
                                                               Interest                     Net                      (Principal
                                                               Rate on        Face       Carrying                        and
   Development Name/                       Maturity     Put    Mortgage    Amount of       Value       Cumulative     Interest)
       Location                              Date     Date (1)  (4)(5)     Mortgage    (3)(9)(10)(14) Loan Losses      (4)(11)
-----------------------                    --------   -------- --------  ------------  -------------- -----------   -----------
ACQUIRED INSURED
  MORTGAGES:
-----------------------
Investment in FHA-Insured
  Certificates (carried at fair value)
Southampton Apts.
  Grove City, OH                               4/27         --    8.50%     2,000,770       2,063,150          --       183,038
Pleasantview Nursing Home
  Union, NJ                                    6/29         --    7.75%     3,465,159       3,488,647          --       290,532
                                                                         ------------   -------------
    Total investment in FHA-Insured
      Certificates - Acquired Insured
      Mortgages                                                             5,465,929       5,551,797
                                                                         ------------   -------------
Investment in GNMA Mortgage-Backed
  Securities (carried at fair value)
Brighton Manor
  Petersburg, VA                               3/29         --    7.50%     1,029,148       1,036,169          --        84,243
Cyress Cove
  Jacksonville, FL                             2/28         --    7.30%     6,985,261       7,033,475          --       564,582
Hickory Tree Apts.
  Indianapolis, IN                             4/27         --   7.375%     3,509,856       3,534,203          --       287,772
Main Street Square
  Roundrock, TX                                9/29         --    8.75%     1,365,294       1,420,909          --       126,165
Maple Manor
  Syracuse, NY                                 4/29         --   7.375%     1,245,713       1,254,226          --       100,599
Mountain Village Apts.
  Tucson, AZ                                   5/29         --    7.50%     1,350,728       1,359,931          --       110,441
Oak Grove Apts.
  Baltimore, MD                                6/23         --    7.50%     7,006,060       7,056,319          --       603,107
Oakwood Garden Apts.
  San Jose, CA                                10/23         --    7.75%     9,806,429       9,876,127          --       860,914
Regency Park Apts.
  North St. Paul, MN                           4/24         --    7.00%     1,472,616       1,483,210          --       119,754
Sunflower Apts.
  Tucson, AZ                                   5/29         --    7.50%     1,830,459       1,842,931          --       149,666
                                                                         ------------    ------------
    Total investment in GNMA Mortgage-
      Backed Securities-Acquired Insured
      Mortgages                                                            35,601,564      35,897,500
                                                                         ------------    ------------
    Total investment in FHA-Insured Certificates
       and GNMA Mortgage-Backed Securities                               $101,624,534    $ 99,226,231
                                                                         ============    ============

                                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                                             SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                          DECEMBER 31, 1995
                                                                                                                       Annual
                                                                                                                       Payment
                                                               Interest                      Net                     (Principal
                                                               Rate on        Face        Carrying                       and
   Development Name/                       Maturity     Put    Mortgage    Amount of        Value      Cumulative     Interest)
       Location                              Date     Date (1)  (4)(5)     Mortgage    (3)(9)(10)(14) Loan Losses      (4)(11)
-----------------------                    --------   -------- --------  ------------  -------------- -----------   -----------
ORIGINATED INSURED
  MORTGAGES:
------------------
Fully Insured Mortgages
-----------------------
Investment in FHA-Insured
  Loans (carried at amortized cost)(2)
Iroquois Club Apts.
  Naperville, IL                               3/29      12/03    8.25%    18,463,547      19,129,596          --     1,629,873
Colony Square Apts.
  Rocky Mount, NC                             10/28       4/02    8.25%     4,207,791       4,377,164          --       372,352
Argyle Place
  Hickory, NC                                  4/29       7/03    8.25%     4,921,903       5,099,172          --       434,902
Skyridge Club
  Crystal Lake, IL                             7/29       7/05    8.25%     8,840,692       9,204,785          --       778,940
Arbor Station
  Montgomery, AL                              10/29       7/02    8.25%     8,737,108       9,073,551          --       771,270
Greenbriar Place
  Glen Ellyn, IL                               4/29       7/02    8.25%     5,761,478       5,984,338          --       508,353
Ridgeview Chase Apts.
  Westminster, MD                              2/30      10/04   8.375%     9,374,413       9,726,886          --       833,588
                                                                         ------------    ------------
Total investment in FHA-Insured Loans -
  Fully Insured Mortgages                                                  60,306,932      62,595,492
                                                                         ------------    ------------
ACQUIRED INSURED MORTGAGE
-------------------------
Investment in FHA-Insured
  Loan - (carried at amortized cost)(2)

Winburn Square
  Lexington, KY                                1/27         --    9.00%       998,683         995,255          --        95,829
                                                                         ------------    ------------

     Total investment in FHA-Insured Loans                                 61,305,615      63,590,747
                                                                         ============    ============

     TOTAL INVESTMENT IN INSURED MORTGAGES                               $162,930,149    $162,816,978
                                                                         ============    ============



              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1995


(1) Under the Section 221 program of the National Housing Act of 1937, as amended, a mortgagee has the right to assign a mortgage (put) to FHA at the expiration of 20 years from the date of final endorsement if the Insured Mortgage is not in default at such time. Any insured mortgagee electing to assign an FHA-insured mortgage to FHA will receive in exchange HUD debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at the "going Federal rate" at such date. This assignment procedure is applicable to a mortgage which had a firm or conditional FHA commitment for insurance on or before November 30, 1983 and, in the case of insured mortgages sold in a GNMA auction, was sold in an auction prior to February 1984. Certain of the Partnership's mortgages may have the right of assignment under this program. Certain mortgages that do not qualify under this program possess a special assignment option, in certain mortgage documents, which allows the Partnership, anytime after this date, to require payment of the unpaid principal balance of the mortgages. At such time, the borrowers must make payment to the Partnership or the Partnership may cancel the FHA insurance and institute foreclosure proceedings.

(2)  Inclusive of closing costs and acquisition fees.

(3) Prepayment of these insured mortgages would be based upon the unpaid principal balance at the time of prepayment.

(4) This represents the base interest rate during the permanent phase of this insured mortgage loan. Additional interest (referred to as Participations) measured as a percentage of the net cash flow from the development and of the net proceeds from sale, refinancing or other disposition of the underlying development (as defined in the participation agreements), will also be due. During the years ended December 31, 1995, 1994 and 1993, the Partnership received additional interest of $149,788, $41,059 and $113,822, respectively, from the Participations.

(5) In addition, the servicer or the sub-servicer of the Insured Mortgage, primarily unaffiliated third parties, is entitled to receive compensation for certain services rendered.

(6) These Insured Mortgages are insured under the HUD coinsurance program, as previously discussed. The HUD-approved coinsurance lender for these mortgages is The Patrician Mortgage Company.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1995


(7) These mortgages are insured under the HUD coinsurance program, as previously discussed. Integrated Funding, Inc. is the HUD-approved coinsurance lender, and the Partnership bears the risk of any principal loss, as previously discussed.

(8) This amount represents the Partnership's 45% interest in this Insured Mortgage. The remaining 55% interest was acquired by AIM 88.

(9) A reconciliation of the carrying value of the Insured Mortgages and Assets Held for Sale Under Coinsurance Program, for the years ended December 31, 1995 and 1994, is as follows:

                                1995                1994
                            ------------        ------------
Beginning balance           $160,265,067        $167,145,316

Investment in Acquired
  Insured Mortgages                   --          39,730,658

Principal receipts on
 Insured Mortgages            (1,121,467)         (1,019,821)

Loan losses                           --            (115,301)

Gain on mortgage
  disposition                      5,208           1,129,973

Disposition of mortgage
  and AHFS                    (6,169,529)        (33,233,501)

Uunrealized losses on
  investment in
  Insured Mortgages            9,431,165         (13,372,257)

Unrealized gains on
  investment in
  Insured Mortgages              406,534                  --
                            ------------        ------------
Ending balance              $162,816,978        $160,265,067
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

                                DECEMBER 31, 1995


(11) Principal and interest are payable at level amounts over the life of the Insured Mortgages.

(12) Represents principal amount subject to delinquent principal or interest. See Note 4 to the financial statements.

(13) Annual payment reflects required principal and interest payments for 1995 as per the modification agreement.

(14) As of December 31, 1995 and 1994, the tax basis of the Insured Mortgages was approximately $167.2 million and $174.3 million, respectively.