Form 10-Q
period 1996-03-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1996-05-14
CIK 784014

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended           March 31, 1996
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

                                 (301) 816-2300
- -----------------------------------------------------------------
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

     As of May 13, 1996, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

                                                         Page
                                                         ----
PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - March 31, 1996 (unaudited)
            and December 31, 1995 . . . . . . . . . . .     3

          Statements of Operations - for the
            three months ended March 31, 1996
            and 1995 (unaudited)  . . . . . . . . . . .     4

          Statement of Changes in Partners' Equity -
            for the three months ended March 31,
            1996 (unaudited)  . . . . . . . . . . . . .     5

          Statements of Cash Flows - for the three
            months ended March 31, 1996
            and 1995 (unaudited)  . . . . . . . . . . .     6

          Notes to Financial Statements
            (unaudited) . . . . . . . . . . . . . . . .     7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . .    13

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .    15

Signature   . . . . . . . . . . . . . . . . . . . . . .    16

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                March 31,         December 31,
                                                   1996               1995
                                              --------------      -------------
                                               (Unaudited)
                                    ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Originated insured mortgages              $   57,188,284      $  57,776,934
    Acquired insured mortgages                    40,343,132         41,449,297
                                              --------------      -------------
                                                  97,531,416         99,226,231

Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  premium and discount:
    Originated insured mortgages                  62,498,013         62,595,492
    Acquired insured mortgage                        993,775            995,255
                                              --------------      -------------
                                                  63,491,788         63,590,747

Cash and cash equivalents                          8,566,683          8,774,654

Investment in affiliate                              475,726            475,726

Receivables and other assets                       2,504,963          2,470,604
                                              --------------      -------------
     Total assets                             $  172,570,576      $ 174,537,962
                                              ==============      =============

                        LIABILITIES AND PARTNERS' EQUITY


Distributions payable                         $    9,163,432      $   3,323,003

Note payable and due to affiliate                    487,287            478,612

Accounts payable and accrued expenses                120,839            153,998
                                              --------------      -------------
     Total liabilities                             9,771,558          3,955,613
                                              --------------      -------------
Partners' equity:
  Limited partners' equity                       169,110,763        174,986,113
  General partner's deficit                       (1,171,932)          (869,206)
  Net unrealized losses on investment in
    FHA-Insured Certificates and
  GNMA Mortgage-Backed Securities                 (5,139,813)        (3,534,558)
                                              --------------      -------------
     Total partners' equity                      162,799,018        170,582,349
                                              --------------      -------------
     Total liabilities and
       partners' equity                       $  172,570,576      $ 174,537,962
                                              ==============      =============

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                            For the three months ended
                                                     March 31,
                                         -------------------------------
                                             1996               1995
                                         ------------       ------------
Income:
  Mortgage investment income             $  3,337,362       $  3,447,134
  Interest and other income                   139,252             27,822
                                         ------------       ------------
                                            3,476,614          3,474,956
                                         ------------       ------------
Expenses:
  Asset management fee to
    related parties                           395,670            410,226
  General and administrative                  124,238            134,298
  Interest expense to
    affiliate                                   8,675              8,675
                                         ------------       ------------
                                              528,583            553,199
                                         ------------       ------------
Earnings before gain on mortgage
  disposition                               2,948,031          2,921,757

Gain on mortgage disposition                   37,325                 --
                                         ------------       ------------
     Net earnings                        $  2,985,356       $  2,921,757
                                         ============       ============

Net earnings allocated to:
  Limited partners - 95.1%               $  2,839,074       $  2,778,591
  General partner  - 4.9%                     146,282            143,166
                                         ------------       ------------
                                         $  2,985,356       $  2,921,757
                                         ============       ============
Net earnings per Limited
  Partnership Unit                       $       0.30       $       0.29
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                  STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                  For the three months ended March 31, 1996

                                                      (Unaudited)






                                                                       Unrealized       Unrealized
                                                                        Gains on        Losses on
                                                                       Investment       Investment
                                      General           Limited        in Insured       in Insured
                                      Partner           Partners        Mortgages        Mortgages         Total
                                   -------------      -------------   -------------    ------------    ------------

Balance, December 31, 1995         $    (869,206)     $ 174,986,113   $     406,534    $ (3,941,092)   $170,582,349

  Net earnings                           146,282          2,839,074              --              --       2,985,356

  Distributions paid or
   accrued of $0.91 per
   Unit including return of
   of capital of $0.61 per Unit         (449,008)        (8,714,424)             --              --      (9,163,432)

  Adjustment to unrealized
   gains (losses) on
   investment in Insured
   Mortgages                                  --                 --        (274,127)     (1,331,128)     (1,605,255)
                                   -------------      -------------   -------------    ------------    ------------
Balance, March 31, 1996            $  (1,171,932)     $ 169,110,763   $     132,407    $ (5,272,220)   $162,799,018
                                   =============      =============   =============    ============    ============

Limited Partnership Units outstanding -
  March 31, 1996                                          9,576,290
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


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                                      STATEMENTS OF CASH FLOWS

                                                             (Unaudited)

                                                                              For the three months ended
                                                                                        March 31,
                                                                                 1996             1995
                                                                             ------------     ------------
  Cash flows from operating activities:

    Net earnings                                                             $  2,985,356     $  2,921,757

    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Gain on mortgage disposition                                                (37,325)              --
      Changes in assets and liabilities:
        Increase in note payable and due
          to affiliate                                                              8,675            8,675
        (Decrease) increase in accounts payable and accrued expenses              (33,159)          21,298
        Increase in receivables and other assets                                  (34,359)        (572,598)
                                                                             ------------     ------------
        Net cash provided by operating activities                               2,889,188        2,379,132
                                                                             ------------     ------------
  Cash flows from investing activities:

    Proceeds from disposition of Certificates Held for Dispositions
      under Coinsurance Program                                                    37,325               --
    Receipt of principal from scheduled payments                                  188,519          272,981
                                                                             ------------     ------------
        Net cash provided by investing activities                                 225,844          272,981
                                                                             ------------     ------------

  Cash flows from financing activities:
    Distributions paid to partners                                             (3,323,003)      (3,423,700)
                                                                             ------------     ------------
        Net cash used in financing activities                                  (3,323,003)      (3,423,700)
                                                                             ------------     ------------
  Net decrease in cash and cash equivalents                                      (207,971)        (771,587)

  Cash and cash equivalents, beginning of period                                8,774,654        2,833,820
                                                                             ------------     ------------
  Cash and cash equivalents, end of period                                   $  8,566,683     $  2,062,233
                                                                             ============     ============


                                             The accompanying notes are an integral part
                                                   of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   ORGANIZATION

     American Insured Mortgage Investors L.P. - Series 86 (the Partnership) was formed under the Uniform Limited Partnership Act of the state of Delaware on October 31, 1985. The Partnership's reinvestment period expired on December 31, 1994. After the expiration of the reinvestment period, the Partnership was required (subject to the conditions set forth in the Partnership Agreement) to distribute net proceeds from mortgage dispositions to its Unitholders. The Partnership Agreement states that the Partnership will terminate on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement.

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc., is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE).

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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 1996 and December 31, 1995 and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1995.

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES

     The following is a discussion of the Partnership's investment in FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of March 31, 1996 and December 31, 1995:

          Fully Insured GNMA Mortgage-Backed Securities
          and FHA-Insured Certificates
          ----------------------------------------------
          As of March 31, 1996 and December 31, 1995, the Partnership's

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES - Continued


     investment in fully-insured Acquired Insured Mortgages, carried at fair value, consisted of ten GNMA Mortgage-Backed Securities and two FHA-Insured Certificates with an aggregate amortized cost of $41,036,825 and $41,127,351, respectively, an aggregate face value of $40,977,483 and $41,067,493, respectively, and an aggregate fair value of $40,343,132 and $41,449,297, respectively. As of May 10, 1996, all of the Acquired Insured Mortgages, carried at fair value, were current with respect to payment of principal and interest.

          In December 1995, the Partnership received net proceeds of $6,169,529 from the prepayment of the mortgage on Lakewood Villas, a fully insured FHA-Insured Loan, and recognized a gain of $5,208 for the year ended December 31, 1995. The net proceeds of $0.61 per Unit were distributed to Unitholders on May 1, 1996.

          Originated Coinsured FHA-Insured Certificates
          ---------------------------------------------
          As discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, under the HUD coinsurance program, both HUD and the coinsurance lender are responsible for paying a portion of the insurance benefits if a mortgagor defaults and the sale of the development collateralizing the mortgage produces insufficient net proceeds to repay the mortgage obligation. In such case, the coinsurance lender will be liable to the Partnership for the first part of such loss in an amount up to 5% of the outstanding principal balance of the mortgage as of the date foreclosure proceedings are instituted or the deed is acquired in lieu of foreclosure. For any loss greater than 5% of the outstanding principal balance, the responsibility for paying the insurance benefits will be borne on a pro-rata basis, 85% by HUD and 15% by the coinsurance lender.

          As of March 31, 1996 and December 31, 1995, the former managing general partner, on behalf of the Partnership, had invested in seven FHA-Insured Certificates secured by coinsured mortgages. As of March 31, 1996, two of the seven FHA-Insured Certificates secured by coinsured mortgages are coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company (Patrician), under the HUD coinsurance program.

     1.   Coinsured by third party
          ------------------------
          As of March 31, 1996, the two originated coinsured mortgages which are coinsured by Patrician, The Villas and St. Charles Place - Phase II, were delinquent with respect to the payment of principal and interest. The following is a discussion of actual and potential performance problems with respect to the mortgage investments.

          As of March 31, 1996 and December 31, 1995, the Partnership's investment in the mortgage on The Villas had an amortized cost of $15,609,655 and $15,635,379, respectively, a face value of $15,843,363 and $15,869,089, respectively, and a fair value of $15,037,443 and $15,173,465, respectively. As of May 10, 1996, the mortgagor has made payments of principal and interest due on the original mortgage through July 1995, and has made payments of principal and interest due under a modification agreement through August 1993. Patrician is

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES - Continued


          litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.

          The Partnership's investment in the mortgage on St. Charles Place-Phase II had an amortized cost equal to its face value of $3,064,412 and $3,068,173 as of March 31, 1996 and December 31, 1995,
          respectively. As of March 31, 1996 and December 31, 1995, this mortgage had a fair value of $2,907,601 and $2,933,205,respectively. These amounts represent the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88, an affiliate of the Partnership. As of May 10, 1996, the mortgagor has made payments of principal and interest due on the mortgage through April 1995 to the Partnership. Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.

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

     2.   Coinsured by affiliate
          ----------------------
          As of March 31, 1996 and December 31, 1995, the Partnership held investments in five Certificates secured by coinsured mortgages, where the coinsurance lender is Integrated Funding, Inc. (IFI), an affiliate of the Partnership.

          As of May 10, 1996, these five IFI coinsured mortgages, as shown in the table below, were current with respect to the payment of principal and interest. The mortgage on Spring Lake Village, which had been previously delinquent, was modified a second time as of February 1996. The interest rate on this mortgage was reduced to 6% through December 1996, increasing to 6.75% for 1997 and 7% for all subsequent years. Delinquent principal and interest payments from September 1, 1995 through December 1, 1995 have been deferred with quarterly payments to be paid out of available cash flow on the deferred amount. No payments have been made on the deferred amount due to insufficient cash flows.

          The General Partner believes there is adequate collateral value underlying these coinsured mortgages. Accordingly, no loan losses were recognized on these mortgages during the three months ended March 31, 1996 and 1995. As of March 31, 1996 and December 31, 1995, these five investments had an aggregate fair value of $39,140,132 and $39,670,264, respectively.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES - Continued



                               Amortized       Face        Amortized         Face
                                 Cost          Value          Cost           Value
                               March 31,      March 31,   December 31,    December 31,
                                 1996           1996          1995           1995
                            -------------  -------------  ------------    ------------
Pembrook Apartments         $  15,499,244  $  14,906,044  $ 15,521,458    $ 14,918.958
Spring Lake Village             4,968,637      4,972,551     4,984,151       4,984,151
Carmen Drive Estates            4,958,968      4,870,992     4,966,036       4,875,403
Woodbine at Lakewood
  Apartments                    5,203,091      5,016,520     5,211,526       5,021,478
Woodland Hills
  Apartments                   12,227,920     11,808,289    12,246,715      11,819,789


          In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages contain such Participations. During the three months ended March 31, 1996 and 1995, the Partnership received additional interest of $67,454 and $34,783, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

4.   INVESTMENT IN FHA-INSURED LOANS
     -------------------------------

     The Partnership's investment in fully insured FHA-Insured Loans consisted of seven Originated Insured Mortgages and one Acquired Insured Mortgage as of March 31, 1996 and December 31, 1995. As of March 31, 1996 and December 31,
1995, the eight Originated and Acquired Insured Mortgages had an aggregate amortized cost of 63,491,788 and $63,590,747, respectively, an aggregate face value of $61,217,968 and $61,305,615 respectively, and an aggregate fair value of $62,543,758 and $63,212,801, respectively.

     As of May 10, 1996, all of the FHA-Insured Loans were current with respect to payment of principal and interest.

     In addition to base interest payments, the Partnership is entitled to Participations on certain of the FHA-Insured Loans. During the three months ended March 31, 1996 and 1995, the Partnership received additional interest of $20,439 and $34,783, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 1996 and 1995 are as follows:

                                      1996              1995
                                    ---------        ---------

Quarter ended March 31,             $    0.91(1)     $    0.26(2)
                                    =========        =========


(1) This amount includes $0.61 cents per Unit return of capital due to the prepayment of the mortgage on Lakewood Villas, as well as $0.03 per unit representing previously undistributed accrued interest received from two delinquent mortgages.
(2) This amount includes approximately $0.03 per Unit representing previously undistributed accrued interest received from two delinquent mortgages.


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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three months ended March 31, 1996 and 1995, earned or received compensation or payments for services from the Partnership as follows:


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   TRANSACTIONS WITH RELATED PARTIES - Continued



                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                                                  For the three months
                                  Capacity in Which                  ended March 31,
Name of Recipient                    Served/Item                     1996               1995
- -----------------            --------------------------          ----------           --------
CRIIMI, Inc.                 General Partner/Distribution        $  449,008           $128,288

AIM Acquisition              Advisor/Asset Management Fee           395,670            410,226
Partners, L.P.(1)

CRI(2)                       Affiliate of General Partner/
                             Expense Reimbursement                       --             19,632

CRIIMI MAE                   Affiliate of General Partner/
Management,                  Expense Reimbursement                   20,144                 --
Inc. (2)

(1)  The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to
     0.95% of Total Invested Assets (as defined in the Partnership Agreement).  The sub-advisor to the Partnership (the Sub-advisor)
     is entitled to a fee of 0.28% of Total Invested Assets.  CRI/AIM Management, Inc., which acted as the Sub-advisor through June
     30, 1995, earned a fee equal to $0 and $120,900, for the three months ended March 31, 1996 and 1995.  CRIIMI MAE Services
     Limited Partnership now serves as the Sub-advisor.  Of the amounts paid to the Advisor, CRIIMI MAE Services Limited
     Partnership earned a fee equal to $116,610, for the three months ended March 31, 1996.

(2)  Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred prior to
     June 30, 1995 on behalf of the General Partner and Partnership.  The transaction in which CRIIMI MAE became a self-administered
     REIT had no impact on the payments required to be made by the Partnership, other than that the expense reimbursement previously paid by the Partnership to CRI in connection with the provision of services by the Sub-advisor are, effective June 30, 1995, paid to a wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- -------

     As of March 31, 1996, the Partnership had invested in 27 insured mortgages, with an aggregate amortized cost of approximately $166 million, an aggregate face value of approximately $163 million and an aggregate fair value of approximately $160 million, as discussed below.

     As of May 10, 1996, all of the fully insured FHA-Insured Certificates, GNMA Mortgage Backed Securities and FHA-Insured loans were current with respect to payment of principal and interest. As of May 10, 1996, three of the seven coinsured FHA-Insured Certificates were delinquent with respect to payment of principal and interest. As discussed in Notes 3 and 4 to the financial statements, management does not anticipate that these delinquencies will have an adverse material impact on the Partnership's financial statements.

Results of Operations
- ---------------------
     Net earnings increased for the three months ended March 31, 1996 as compared to the corresponding period in 1995. This increase was primarily due to additional proceeds received during the first quarter 1996, related to the December 1995 prepayment of Lakewood Villas. In addition, short term investment income increased due to the investment of the proceeds from the Lakewood Villas mortgage prepayment.

     Asset management fees decreased for the three months ended March 31, 1996 as compared to the corresponding period in 1995 due to the decrease in total invested assets as a result of the disposition of the mortgage on Lakewood Villas.

     General and administrative expenses decreased slightly for the three months ended March 31, 1996 as compared to the corresponding period in 1995.

     Gain on mortgage disposition increased for the three months ended March 31, 1996, due to the additional gain recognized from the Lakewood Villas prepayment, as discussed above. No mortgage investments were disposed of during the three months ended March 31, 1996.

Liquidity and Capital Resources
- -------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first three months of 1996 to meet operating requirements.

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

     Net cash provided by operating activities increased for the three months

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
            Continued


ended March 31, 1996 as compared to the corresponding period in 1995. This increase was due primarily to the increase in accounts receivable at March 31, 1995 due to delinquent interest from Woodland Hills, Woodbine Apartments and Carmen Drive which caused a reduction in net cash provided by operations for 1995.

     Net cash provided by investing activities decreased for the three months ended March 31, 1996 as compared to the corresponding period in 1995 due primarily to a reduction in scheduled principal payments resulting from the decrease in the mortgage base.

     Net cash used in financing activities decreased for the three months ended March 31, 1996 as compared to the corresponding period in 1995. This decrease was primarily due to the reduction in the mortgage base.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1996.

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


May 14, 1996                  /s/ Cynthia O. Azzara
- ---------------------------   -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer