Form 10-Q
period 1996-06-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1996-08-06
CIK 784014

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            June 30, 1996
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

     As of August 5, 1996, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996

                                                         Page
                                                         ----
PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 (unaudited)
            and December 31, 1995 . . . . . . . . . . .     3

          Statements of Operations - for the
            three and six months ended June
            30, 1996 and 1995 (unaudited) . . . . . . .     4

          Statement of Changes in Partners' Equity -
            for the six months ended June 30,
            1996 (unaudited)  . . . . . . . . . . . . .     5

          Statements of Cash Flows - for the six
            months ended June 30, 1996
            and 1995 (unaudited)  . . . . . . . . . . .     6

          Notes to Financial Statements
            (unaudited) . . . . . . . . . . . . . . . .     7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . .    15

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .    17

Signature   . . . . . . . . . . . . . . . . . . . . . .    18

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                 June 30,        December 31,
                                                   1996              1995
                                              --------------     -------------
                                               (Unaudited)
                                    ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Originated insured mortgages              $   55,874,686     $  57,776,934
    Acquired insured mortgages                    40,357,681        41,449,297
                                              --------------     -------------
                                                  96,232,367        99,226,231

Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  premium and discount:
    Originated insured mortgages                  62,398,598        62,595,492
    Acquired insured mortgage                        992,260           995,255
                                              --------------     -------------
                                                  63,390,858        63,590,747

Cash and cash equivalents                          2,317,549         8,774,654

Investment in affiliate                              475,726           475,726

Receivables and other assets                       2,947,630         2,470,604
                                              --------------     -------------
     Total assets                             $  165,364,130     $ 174,537,962
                                              ==============     =============

                          LIABILITIES AND PARTNERS' EQUITY


Distributions payable                         $    3,020,912     $   3,323,003

Note payable and due to affiliate                    495,962           478,612

Accounts payable and accrued expenses                183,309           153,998
                                              --------------     -------------
     Total liabilities                             3,700,183         3,955,613
                                              --------------     -------------
Partners' equity:
  Limited partners' equity                       169,072,196       174,986,113
  General partner's deficit                       (1,173,919)         (869,206)
  Unrealized losses on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-Backed Securities               (6,338,691)       (3,941,092)
  Unrealized gains on investment in FHA-
    Insured Certificates and GNMA Mortgage-
    Backed Securities                                104,361           406,534
                                              --------------     -------------
     Total partners' equity                      161,663,947       170,582,349
                                              --------------     -------------
     Total liabilities and
       partners' equity                       $  165,364,130     $ 174,537,962
                                              ==============     =============

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                       STATEMENTS OF OPERATIONS

                                             (Unaudited)

                                                    For the three months ended       For the six months ended
                                                             June 30,                         June 30,
                                                   ----------------------------     ----------------------------
                                                       1996            1995             1996            1995
                                                   ------------    ------------     ------------    ------------
Income:
  Mortgage investment income                      $   3,468,561    $  3,595,228     $  6,805,923    $  7,042,362
  Interest and other income                              64,344          27,056          203,596          54,878
                                                   ------------    ------------     ------------    ------------
                                                      3,532,905       3,622,284        7,009,519       7,097,240
                                                   ------------    ------------     ------------    ------------
Expenses:
  Asset management fee to
    related parties                                     395,670         410,226          791,340         820,452
  General and administrative                            148,202         200,449          272,440         334,747
  Interest expense to affiliate                           8,675           8,675           17,350          17,350
                                                   ------------    ------------     ------------    ------------
                                                        552,547         619,350        1,081,130       1,172,549
                                                   ------------    ------------     ------------    ------------
Earnings before gain on
  mortgage disposition                                2,980,358       3,002,934        5,928,389       5,924,691

Gain on mortgage disposition                                 --              --           37,325              --
                                                   ------------    ------------     ------------    ------------
     Net earnings                                  $  2,980,358    $  3,002,934     $  5,965,714    $  5,924,691
                                                   ============    ============     ============    ============

Net earnings allocated to:
  Limited partners - 95.1%                         $  2,834,320    $  2,855,790     $  5,673,394    $  5,634,381
  General partner  - 4.9%                               146,038         147,144          292,320         290,310
                                                   ------------    ------------     ------------    ------------
                                                   $  2,980,358    $  3,002,934     $  5,965,714    $  5,924,691
                                                   ============    ============     ============    ============
Net earnings per Limited
  Partnership Unit                                 $       0.29    $       0.30     $       0.59    $       0.59
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                              STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                For the six months ended June 30, 1996

                                                (Unaudited)






                                                                         Unrealized          Unrealized
                                                                          Gains on           Losses on
                                                                         Investment          Investment
                                                                        in FHA-Insured      in FHA-Insured
                                                                        Certificates        Certificates
                                                                          and GNMA            and GNMA
                                                                          Mortgage-           Mortgage-
                                        General         Limited            Backed              Backed
                                        Partner         Partners         Securities          Securities            Total
                                     -------------    -------------     -------------       ------------       ------------

Balance, December 31, 1995           $    (869,206)   $ 174,986,113     $     406,534       $ (3,941,092)      $170,582,349

  Net earnings                             292,320        5,673,394                --                 --          5,965,714

  Distributions paid or
   accrued of $1.21 per
   Unit, including return of
   of capital of $0.62 per Unit           (597,033)     (11,587,311)               --                 --        (12,184,344)

  Adjustment to unrealized
   gains (losses) on
   investment in FHA-Insured
   Certificates and GNMA-
   Mortgage-Backed Securities                   --               --          (302,173)        (2,397,599)        (2,699,772)
                                     -------------    -------------     -------------       ------------       ------------
Balance, June 30, 1996               $  (1,173,919)   $ 169,072,196     $     104,361       $ (6,338,691)      $161,663,947
                                     =============    =============     =============       ============       ============

Limited Partnership Units outstanding -
  June 30, 1996                                           9,576,290
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


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                                      STATEMENTS OF CASH FLOWS

                                                             (Unaudited)

                                                                             For the six months ended
                                                                                      June 30,
                                                                             1996             1995
                                                                         ------------     ------------
  Cash flows from operating activities:

    Net earnings                                                         $  5,965,714     $  5,924,691

    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Gain on mortgage disposition                                            (37,325)              --
      Changes in assets and liabilities:
        Increase in note payable and due
          to affiliate                                                         17,350           17,350
        Increase (decrease) in accounts payable and accrued expenses           29,311          (81,894)
        Increase in receivables and other assets                             (477,026)         (66,349)
                                                                         ------------     ------------
        Net cash provided by operating activities                           5,498,024        5,793,798
                                                                         ------------     ------------
  Cash flows from investing activities:

    Proceeds from  mortgage disposition                                        37,325               --
    Receipt of principal from scheduled payments                              493,981          554,362
                                                                         ------------     ------------
        Net cash provided by investing activities                             531,306          554,362
                                                                         ------------     ------------

  Cash flows from financing activities:
    Distributions paid to partners                                        (12,486,435)      (6,041,823)
                                                                         ------------     ------------
        Net cash used in financing activities                             (12,486,435)      (6,041,823)
                                                                         ------------     ------------
  Net (decrease) increase in cash and cash equivalents                     (6,457,105)         306,337

  Cash and cash equivalents, beginning of period                            8,774,654        2,833,820
                                                                         ------------     ------------
  Cash and cash equivalents, end of period                               $  2,317,549     $  3,140,157
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

     AIM Acquisition Partners L.P. (the Advisor) serves as the advisor of the Partnership. The general partner of the Advisor is AIM Acquisition Corporation and the limited partners include an affiliate of CRIIMI MAE (and through June 30, 1995, an affiliate of C.R.I., Inc. (CRI)). Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered real estate investment trust (REIT) on June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, acquired the Sub-advisory Agreement. As a result of this transaction, CRIIMI MAE Services Limited Partnership manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 1996 and December 31, 1995 and the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995.

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

Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1995.

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES

     The following is a discussion of the Partnership's investment in FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of June 30, 1996 and December 31, 1995:

          Fully Insured GNMA Mortgage-Backed Securities
          and FHA-Insured Certificates
          ----------------------------------------------
          As of June 30, 1996 and December 31, 1995, the Partnership's investment in fully-insured acquired insured mortgages, carried at fair value, consisted of ten GNMA Mortgage-Backed Securities and two FHA-Insured Certificates with an aggregate amortized cost of $40,944,574 and $41,127,351, respectively, an aggregate face value of $40,885,758 and $41,067,493, respectively, and an aggregate fair value of $40,357,681 and $41,449,297, respectively. As of July 31, 1996, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities were current with respect to payment of principal and interest.

          Originated Coinsured FHA-Insured Certificates
          ---------------------------------------------
          As discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, under the United States Department of Housing and Urban Development (HUD) coinsurance program, both HUD and the coinsurance lender are responsible for paying a portion of the insurance benefits if a mortgagor defaults and the sale of the development collateralizing the mortgage produces insufficient net proceeds to repay the mortgage obligation. In such case, the coinsurance lender will be liable to the Partnership for the first part of such loss in an amount up to 5% of the outstanding principal balance of the mortgage as of the date foreclosure proceedings are instituted or the deed is acquired in lieu of foreclosure. For any loss greater than 5% of the outstanding principal balance, the responsibility for paying the insurance benefits will be borne on a pro-rata basis, 85% by HUD and 15% by the coinsurance lender.

          As of June 30, 1996 and December 31, 1995, the former managing general partner, on behalf of the Partnership, had invested in seven FHA-Insured Certificates secured by coinsured mortgages. As of June 30, 1996, two of the seven FHA-Insured Certificates secured by coinsured mortgages are coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company (Patrician), under the HUD coinsurance program.

     1.   Coinsured by third party
          ------------------------
          As of June 30, 1996, the two originated coinsured mortgages which are coinsured by Patrician, The Villas and St. Charles Place - Phase II, were delinquent with respect to the payment of principal and interest. The following is a discussion of those mortgage investments.

          As of June 30, 1996 and December 31, 1995, the Partnership's investment in the mortgage on The Villas had an amortized cost of $15,583,356 and $15,635,379, respectively, a face value of $15,817,065

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES - Continued


          and $15,869,089, respectively, and a fair value of $14,768,120 and $15,173,465, respectively. As of July 24, 1996, the mortgagor has made payments of principal and interest due on the original mortgage through August 1995, and has made payments of principal and interest due under a modification agreement through August 1993. Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.

          The Partnership's investment in the mortgage on St. Charles Place-Phase II had an amortized cost equal to its face value of $3,060,569 and $3,068,173 as of June 30, 1996 and December 31, 1995,
          respectively. As of June 30, 1996 and December 31, 1995, this mortgage had a fair value of $2,856,714 and $2,933,205, respectively. These amounts represent the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88, an affiliate of the Partnership. As of July 24, 1996, the mortgagor has made payments of principal and interest due on the mortgage through May 1995 to the Partnership. Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.

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

     2.   Coinsured by affiliate
          ----------------------
          As of June 30, 1996 and December 31, 1995, the Partnership held investments in five FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is Integrated Funding, Inc.
          (IFI), an affiliate of the Partnership.

          As of July 31, 1996, these five IFI coinsured mortgages, as shown in the table below, were current with respect to the payment of principal and interest. The mortgage on Spring Lake Village, which had been previously delinquent, had been modified a second time as of February 1996. The interest rate on this mortgage was reduced to 6% through December 1996, increasing to 6.75% for 1997 and 7% for all subsequent years. Delinquent principal and interest payments from September 1, 1995 through December 1, 1995 have been deferred with quarterly payments to be paid out of available cash flow on the deferred amount. No payments have been made on the deferred amount due to insufficient cash flows. The impact of this modification will result in a decrease in mortgage interest income for the first two years of the

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES - Continued


          modification.

          The General Partner believes there is adequate collateral value underlying these coinsured mortgages. Accordingly, no loan losses were recognized on these mortgages during the six months ended June 30, 1996 and 1995. As of June 30, 1996 and December 31, 1995, these five investments had an aggregate fair value of $38,249,852 and $39,670,264, respectively.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES - Continued



                                       Amortized          Face          Amortized           Face
                                         Cost             Value            Cost             Value
                                       June 30,          June 30,      December 31,      December 31,
                                         1996              1996            1995             1995
                                    -------------     -------------    ------------      ------------
Pembrook Apartments                 $  15,476,591     $  14,879,680    $ 15,521,458      $ 14,918,958
Spring Lake Village                     5,047,885         4,956,778       4,984,151         4,984,151
Carmen Drive Estates                    4,951,753         4,861,982       4,966,036         4,875,403
Woodbine at Lakewood
  Apartments                            5,194,491         5,006,398       5,211,526         5,021,478
Woodland Hills
  Apartments                           12,207,478        11,784,811      12,246,715        11,819,789



          In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages contain such Participations. During the three and six months ended June 30, 1996, the Partnership received additional interest of $42,799 and $110,253, respectively, from the Participations. During the three and six months ended June 30, 1995, the Partnership received additional interest of $76,431 from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


4.   INVESTMENT IN FHA-INSURED LOANS
     -------------------------------

     The Partnership's investment in fully insured FHA-Insured Loans consisted of seven originated insured mortgages and one acquired insured mortgage as of June 30, 1996 and December 31, 1995. As of June 30, 1996 and December 31, 1995, these eight mortgage investments had an aggregate amortized cost of $63,390,858 and $63,590,747, respectively, an aggregate face value of $61,128,493 and $61,305,615 respectively, and an aggregate fair value of $61,647,793 and $63,212,800, respectively.

     In December 1995, the Partnership received net proceeds of approximately $6.2 million from the prepayment of the mortgage on Lakewood Villas, a fully insured FHA-Insured Loan, and recognized a gain of $5,208 for the year ended December 31, 1995. Additionally, in January 1996, the Partnership received additional proceeds of $37,325 in connection with the final settlement of this prepayment, which was recognized as additional gain during the six months ended June 30, 1996. The net disposition proceeds of $0.61 per unit were distributed to Unitholders on May 1, 1996.

     As of July 31, 1996, all of the FHA-Insured Loans were current with respect to payment of principal and interest.

     In addition to base interest payments, the Partnership is entitled to Participations on certain of the FHA-Insured Loans. During the three and six months ended June 30, 1996, the Partnership received additional interest of $120,376 and $140,815, respectively, from the Participations. During the three and six months ended June 30, 1995, the Partnership received additional interest of $38,574 and $73,357, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 1996 and 1995 are as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

5.   DISTRIBUTIONS TO UNITHOLDERS - Continued

                                      1996              1995
                                    ---------        ---------

Quarter ended March 31,             $    0.91(1)     $    0.26(2)
Quarter ended June 30,                   0.30(2)          0.34(3)
                                    ---------        ---------
                                    $    1.21        $    0.60
                                    =========        =========


(1) This amount includes approximately $0.61 cents per Unit return of capital from the prepayment of the mortgage on Lakewood Villas, and $0.03 per unit representing previously undistributed accrued interest received from two delinquent mortgages.
(2) This amount includes approximately $0.03 per Unit representing previously undistributed accrued interest received from two delinquent mortgages.
(3) This amount includes approximately $0.11 per Unit representing previously undistributed accrued interest received from five delinquent mortgages.

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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the six months ended June 30, 1996 and 1995, earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                                                     For the three months         For the six months
                                    Capacity in Which                   ended June 30,               ended June 30,
Name of Recipient                      Served/Item                    1996           1995          1996          1995
- -----------------              ----------------------------         --------       --------      --------      --------
CRIIMI, Inc.                   General Partner/Distribution         $148,025       $167,761      $597,033      $296,049

AIM Acquisition                Advisor/Asset Management Fee          395,670        410,226       791,340       820,452
  Partners, L.P. (1)

CRI(2)                         Affiliate of General Partner/
                                 Expense Reimbursement                    --         30,936            --        50,568

CRIIMI MAE                     Affiliate of General Partner/
  Management, Inc.(2)            Expense Reimbursement                37,136             --        57,280            --

(1)  The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to
     0.95% of Total Invested Assets (as defined in the Partnership Agreement).  The sub-advisor to the Partnership (the Sub-advisor)
     is entitled to a fee of 0.28% of Total Invested Assets.  CRI/AIM Management, Inc., which acted as the Sub-advisor through June
     30, 1995, earned a fee equal to $120,900 and $241,800, for the three and six months ended June 30, 1995, respectively.  As discussed in note 1, CRIIMI MAE Services Limited Partnership now serves as the Sub-advisor.  Of the amounts paid to the
     Advisor, CRIIMI MAE Services Limited Partnership earned a fee equal to $116,610 and $233,220, for the three and six months ended June 30, 1996, respectively.

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

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
- ------------

     The Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in the Partnership's reports filed with the Securities and Exchange Commission that could cause actual results to differ materially.

General
- -------

     As of June 30, 1996, the Partnership had invested in 27 insured mortgages, with an aggregate amortized cost of approximately $166 million, an aggregate face value of approximately $162 million and an aggregate fair value of approximately $158 million, as discussed below.

     As of July 31, 1996, all of the fully insured FHA-Insured Certificates, GNMA Mortgage Backed Securities and FHA-Insured Loans were current with respect to payment of principal and interest. As of July 31, 1996, two of the seven coinsured FHA-Insured Certificates were delinquent with respect to payment of principal and interest. As discussed in Note 3 to the financial statements, management does not anticipate that these delinquencies will have a material adverse impact on the Partnership's financial statements.

Results of Operations
- ---------------------
     Net earnings did not change significantly for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. During the first quarter of 1996, the Partnership received additional proceeds of approximately $37,000 related to the December 1995 prepayment of the mortgage on Lakewood Villas. The increase in short term investment income during those periods resulting from the temporary investment of proceeds from the Lakewood Villas mortgage prepayment was offset by a reduction in mortgage investment income due to the decrease in the mortgage base.

     Asset management fees decreased for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 due to the decrease in the mortgage base as a result of the prepayment of the mortgage on Lakewood Villas.

     General and administrative expenses decreased for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. These decreases are primarily attributable to a decrease in professional fees as a result of the resolution of disputed mortgage servicing rights for three coinsured mortgages during the three months ended June 30, 1995.

     Gain on mortgage disposition increased for the six months ended June 30, 1996, due to the additional gain recognized from the Lakewood Villas prepayment, as previously discussed. No mortgages were disposed of during the six months ended June 30, 1995.

Liquidity and Capital Resources
- -------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first six months of 1996 to meet operating requirements.

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

     Net cash provided by operating activities decreased for the six months ended June 30, 1996 as compared to the corresponding period in 1995. This decrease was primarily due to an increase in receivables and other assets due to delinquent mortgage payments receivable from the mortgagors of the mortgages on The Villas and St. Charles Place Phase II.

     Net cash provided by investing activities decreased for the six months ended June 30, 1996 as compared to the corresponding period in 1995 due primarily to a reduction in scheduled principal payments resulting from the decrease in the mortgage base, which was partially offset by proceeds from the prepayment of the mortgage on Lakewood Villas.

     Net cash used in financing activities increased for the six months ended June 30, 1996 as compared to the corresponding period in 1995. This increase was due to an increase in distributions to Unitholders as a result of the prepayment of the mortgage on Lakewood Villas during the fourth quarter of 1995. The net disposition proceeds of approximately $0.61 per Unit were distributed to Unitholders on May 1, 1996.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1996.

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


August 5, 1996                /s/ Cynthia O. Azzara
- ---------------------------   -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer