Form 10-Q
period 1996-09-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1996-11-14
CIK 784014

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         September 30, 1996
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

     As of September 30, 1996, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                                         Page
                                                         ----
PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - September 30, 1996 (unaudited)
            and December 31, 1995 . . . . . . . . . . .     3

          Statements of Operations - for the
            three and nine months ended September
            30, 1996 and 1995 (unaudited) . . . . . . .     4

          Statement of Changes in Partners' Equity -
            for the nine months ended September 30,
            1996 (unaudited)  . . . . . . . . . . . . .     5

          Statements of Cash Flows - for the nine
            months ended September 30, 1996
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                            BALANCE SHEETS




                                                          September 30,      December 31,
                                                              1996               1995
                                                         --------------      -------------
                                                          (Unaudited)
                                                              ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Originated insured mortgages                         $   55,978,890      $  57,776,934
    Acquired insured mortgages                               39,275,593         41,449,297
                                                         --------------      -------------
                                                             95,254,483         99,226,231

Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  premium and discount:
    Originated insured mortgages                             62,297,210         62,595,492
    Acquired insured mortgage                                   990,712            995,255
                                                         --------------      -------------
                                                             63,287,922         63,590,747

Cash and cash equivalents                                     2,324,148          8,774,654

Investment in affiliate                                         471,109            475,726

Receivables and other assets                                  2,960,421          2,470,604
                                                         --------------      -------------
     Total assets                                        $  164,298,083      $ 174,537,962
                                                         ==============      =============

                                                  LIABILITIES AND PARTNERS' EQUITY


Distributions payable                                    $    2,920,215      $   3,323,003

Note payable and due to affiliate                               487,287            478,612

Accounts payable and accrued expenses                           120,924            153,998
                                                         --------------      -------------
     Total liabilities                                        3,528,426          3,955,613
                                                         --------------      -------------
Partners' equity:
  Limited partners' equity                                  168,953,599        174,986,113
  General partner's deficit                                  (1,180,030)          (869,206)
  Unrealized losses on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-Backed Securities                          (7,094,676)        (3,941,092)
  Unrealized gains on investment in FHA-
    Insured Certificates and GNMA Mortgage-
    Backed Securities                                            90,764            406,534
                                                         --------------      -------------
     Total partners' equity                                 160,769,657        170,582,349
                                                         --------------      -------------
     Total liabilities and
       partners' equity                                  $  164,298,083      $ 174,537,962
                                                         ==============      =============

                                  The accompanying notes are an integral part
                                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                          STATEMENTS OF OPERATIONS

                                                 (Unaudited)

                                               For the three months ended       For the nine months ended
                                                      September 30,                    September 30,
                                             ----------------------------      ----------------------------
                                                 1996            1995              1996            1995
                                             ------------    ------------      ------------    ------------
Income:
  Mortgage investment income                 $  3,226,818    $  3,401,518      $ 10,032,741    $ 10,443,880
  Interest and other income                        28,147          32,761           214,583          87,639
                                             ------------    ------------      ------------    ------------
                                                3,254,965       3,434,279        10,247,324      10,531,519
                                             ------------    ------------      ------------    ------------
Expenses:
  Asset management fee to
    related parties                               395,670         410,226         1,187,010       1,230,678
  General and administrative                       55,113         141,451           310,393         476,198
  Interest expense to affiliate                     8,675           8,675            26,025          26,025
                                             ------------    ------------      ------------    ------------
                                                  459,458         560,352         1,523,428       1,732,901
                                             ------------    ------------      ------------    ------------
Earnings before gain on
  mortgage disposition                          2,795,507       2,873,927         8,723,896       8,798,618

Gain on mortgage disposition                           --              --            37,325              --
                                             ------------    ------------      ------------    ------------
     Net earnings                            $  2,795,507    $  2,873,927      $  8,761,221    $  8,798,618
                                             ============    ============      ============    ============

Net earnings allocated to:
  Limited partners - 95.1%                   $  2,658,527    $  2,733,105      $  8,331,921    $  8,367,486
  General partner  - 4.9%                         136,980         140,822           429,300         431,132
                                             ------------    ------------      ------------    ------------
                                             $  2,795,507    $  2,873,927      $  8,761,221    $  8,798,618
                                             ============    ============      ============    ============
Net earnings per Limited
  Partnership Unit                           $       0.28    $       0.28      $       0.87    $       0.87
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                STATEMENT OF CHANGES IN PARTNERS' EQUITY

                              For the nine months ended September 30, 1996

                                                             (Unaudited)






                                                                    Unrealized       Unrealized
                                                                     Gains on        Losses on
                                                                    Investment       Investment
                                                                   in FHA-Insured   in FHA-Insured
                                                                   Certificates     Certificates
                                                                     and GNMA         and GNMA
                                                                     Mortgage-        Mortgage-
                                    General           Limited         Backed           Backed
                                    Partner           Partners      Securities       Securities          Total
                                 -------------      -------------  -------------    ------------     ------------

Balance, December 31, 1995       $    (869,206)     $ 174,986,113  $     406,534    $ (3,941,092)    $ 170,582,349

  Net earnings                         429,300          8,331,921             --              --         8,761,221

  Distributions paid or
   accrued of $1.50 per
   Unit                               (740,124)       (14,364,435)            --              --       (15,104,559)

  Adjustment to unrealized
   gains (losses) on
   investment in FHA-Insured
   Certificates and GNMA-
   Mortgage-Backed Securities               --                 --       (315,770)     (3,153,584)      (3,469,354)
                                 -------------      -------------  -------------    ------------     ------------
Balance, September 30, 1996      $  (1,180,030)     $ 168,953,599  $      90,764    $ (7,094,676)    $160,769,657
                                 =============      =============  =============    ============     ============

Limited Partnership Units outstanding -
  September 30, 1996                                    9,576,290
                                                    =============


                                             The accompanying notes are an integral part
                                                   of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                          STATEMENTS OF CASH FLOWS

                                                 (Unaudited)

                                                                             For the nine months ended
                                                                                     September 30,
                                                                               1996              1995
                                                                           ------------      ------------
  Cash flows from operating activities:

    Net earnings                                                           $  8,761,221      $  8,798,618

    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Gain on mortgage disposition                                              (37,325)               --
      Changes in assets and liabilities:
        Increase in note payable and due
          to affiliate                                                            8,675            26,025
        Decrease in accounts payable and accrued expenses                       (33,074)          (34,461)
        Increase in receivables and other assets and
          investment in affiliate                                              (485,200)         (247,678)
                                                                           ------------      ------------
        Net cash provided by operating activities                             8,214,297         8,542,504
                                                                           ------------      ------------
  Cash flows from investing activities:

    Proceeds from  mortgage disposition                                          37,325                --
    Receipt of principal from scheduled payments                                805,219           838,326
                                                                           ------------      ------------
        Net cash provided by investing activities                               842,544           838,326
                                                                           ------------      ------------

  Cash flows from financing activities:
    Distributions paid to partners                                          (15,507,347)       (9,465,523)
                                                                           ------------      ------------
        Net cash used in financing activities                               (15,507,347)       (9,465,523)
                                                                           ------------      ------------
  Net decrease in cash and cash equivalents                                  (6,450,506)          (84,693)

  Cash and cash equivalents, beginning of period                              8,774,654         2,833,820
                                                                           ------------      ------------
  Cash and cash equivalents, end of period                                 $  2,324,148      $  2,749,127
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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 1996 and December 31, 1995 and the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995.

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

Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1995.

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES

     The following is a discussion of the Partnership's investment in FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of September 30, 1996 and December 31, 1995:

          Fully Insured FHA-Insured Certificates and GNMA
            Mortgage-Backed Securities
          -----------------------------------------------
          As of September 30, 1996 and December 31, 1995, the Partnership's investment in fully-insured acquired insured mortgages, carried at fair value, consisted of two FHA-Insured Certificates and ten GNMA Mortgage-Backed Securities with an aggregate amortized cost of $40,850,570 and $41,127,351, respectively, an aggregate face value of $40,792,281 and $41,067,493, respectively, and an aggregate fair value of $39,275,593 and $41,449,297, respectively. As of October 31, 1996, all of the fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities were current with respect to payment of principal and interest.

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

          As of September 30, 1996 and December 31, 1995, the former managing general partner, on behalf of the Partnership, had invested in seven FHA-Insured Certificates secured by coinsured mortgages. As of September 30, 1996, two of the seven FHA-Insured Certificates secured by coinsured mortgages are coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company (Patrician), under the HUD coinsurance program.

     1.   Coinsured by third party
          ------------------------
          As of October 31, 1996, the two originated coinsured mortgages which are coinsured by Patrician, The Villas and St. Charles Place - Phase II, were delinquent with respect to the payment of principal and interest. The following is a discussion of those mortgage investments.

          As of September 30, 1996 and December 31, 1995, the Partnership's

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES - Continued


          investment in the mortgage on The Villas had an amortized cost of $15,556,467 and $15,635,379, respectively, a face value of $15,790,178 and $15,869,089, respectively, and a fair value of $14,845,280 and $15,173,465, respectively. As of October 31, 1996, the mortgagor has made payments of principal and interest due on the original mortgage through October 1995, and has made payments of principal and interest due under a modification agreement through August 1993. Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.

          The Partnership's investment in the mortgage on St. Charles Place-Phase II had an amortized cost equal to its face value of $3,056,641 and $3,068,173 as of September 30, 1996 and December 31, 1995, respectively. As of September 30, 1996 and December 31, 1995, this mortgage had a fair value of $2,872,953 and $2,933,205, respectively. These amounts represent the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88, an affiliate of the Partnership. As of October 31, 1996, the mortgagor has made payments of principal and interest due on the mortgage through August 1995 to the Partnership. Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.

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

     2.   Coinsured by affiliate
          ----------------------
          As of September 30, 1996 and December 31, 1995, the Partnership held investments in five FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is Integrated Funding, Inc.
          (IFI), an affiliate of the Partnership.

          As of October 31, 1996, these five IFI coinsured mortgages, as shown in the table below, were current with respect to the payment of principal and interest. The mortgage on Spring Lake Village, which had been previously delinquent, had been modified a second time as of February 1996. The interest rate on this mortgage was reduced to 6% through December 1996, increasing to 6.75% for 1997 and 7% for all subsequent years. The impact of this modification will result in a decrease in mortgage interest income for the first two years of the modification. In addition, delinquent principal and interest payments from September 1, 1995 through December 1, 1995, have been deferred,

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES - Continued


          with quarterly payments to be paid out of the mortgagors' available cash flows. No payments have been made on the deferred amount due to insufficient cash flows. As of September 30, 1996, $36,000 of this deferred amount is included in Receivables and other assets.

          The General Partner believes there is adequate collateral value underlying these coinsured mortgages. Accordingly, no loan losses were recognized on these mortgages during the nine months ended September 30, 1996 and 1995. As of September 30, 1996 and December 31, 1995, these five investments had an aggregate fair value of $38,260,656 and $39,670,264, respectively.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA
       MORTGAGE-BACKED SECURITIES - Continued



                                    Amortized         Face         Amortized         Face
                                      Cost            Value           Cost           Value
                                  September 30,   September 30,   December 31,    December 31,
                                       1996            1996           1995           1995
                                  -------------   -------------   ------------    ------------
Pembrook Apartments               $  15,453,490   $  14,859,427   $ 15,521,458    $ 14,918,958
Spring Lake Village                   5,023,846       4,944,739      4,984,151       4,984,151
Carmen Drive Estates                  4,944,388       4,855,055      4,966,036       4,875,403
Woodbine at Lakewood
  Apartments                          5,185,720       4,998,623      5,211,526       5,021,478
Woodland Hills
  Apartments                         12,187,273      11,766,775     12,246,715      11,819,789


          In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages contain such Participations. During the three and nine months ended September 30, 1996, the Partnership received additional interest of $0 and $110,253, respectively, from the Participations. During the three and nine months ended September 30, 1995, the Partnership received additional interest of $0 and $76,431, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

4.   INVESTMENT IN FHA-INSURED LOANS
     -------------------------------

     The Partnership's investment in fully insured FHA-Insured Loans consisted of seven originated insured mortgages and one acquired insured mortgage as of September 30, 1996 and December 31, 1995. As of September 30, 1996 and December 31, 1995, these eight mortgage investments had an aggregate amortized cost of $63,287,922 and $63,590,747, respectively, an aggregate face value of $61,037,153 and $61,305,615 respectively, and an aggregate fair value of $61,825,594 and $63,212,800, respectively. As of October 31, 1996, all of the FHA-Insured Loans were current with respect to payment of principal and interest.

     In December 1995, the Partnership received net proceeds of approximately $6.2 million from the prepayment of the mortgage on Lakewood Villas, a fully insured FHA-Insured Loan, and recognized a gain of $5,208 for the year ended December 31, 1995. Additionally, in January 1996, the Partnership received additional proceeds of $37,325 in connection with the final settlement of this prepayment, which was recognized as additional gain during the nine months ended

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INVESTMENT IN FHA-INSURED LOANS - Continued

September 30, 1996. The net disposition proceeds of $0.61 per unit were distributed to Unitholders on May 1, 1996.

     In addition to base interest payments, the Partnership is entitled to Participations on certain of the FHA-Insured Loans. During the three and nine months ended September 30, 1996, the Partnership received additional interest of $3,817 and $144,631, respectively, from the Participations. During the three and nine months ended September 30, 1995, the Partnership received additional interest of $0 and $73,357, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 1996 and 1995 are as follows:

                                      1996              1995
                                    ---------        ---------

Quarter ended March 31,             $    0.91(1)(2)  $    0.26(2)
Quarter ended June 30,                   0.30(2)          0.34(3)
Quarter ended September 30,              0.29(4)          0.31(2)
                                    ---------        ---------
                                    $    1.50        $    0.91
                                    =========        =========


(1) This amount includes approximately $0.61 per Unit return of capital from the prepayment of the mortgage on Lakewood Villas, and $0.03 per unit representing previously undistributed accrued interest received from two delinquent mortgages.
(2) These amounts include approximately $0.03 per Unit representing previously undistributed accrued interest received from two delinquent mortgages.
(3) This amount includes approximately $0.11 per Unit representing previously undistributed accrued interest received from five delinquent mortgages.
(4) This amount includes approximately $0.02 per Unit representing previously undistributed accrued interest received from two delinquent mortgages.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions and cash flow from operations, which includes regular interest income and principal from insured mortgages. Although insured mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of insured mortgages and professional fees and foreclosure costs incurred in connection with those insured mortgages and (4) variations in the Partnership's operating expenses.

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the nine months ended September 30, 1996 and 1995, earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                                                       For the three months           For the nine months
                                  Capacity in Which                     ended September 30,            ended September 30,
Name of Recipient                    Served/Item                         1996           1995           1996            1995
-----------------            ----------------------------              --------       --------       ---------       --------
CRIIMI, Inc.(1)              General Partner/Distribution              $143,091       $152,959       $ 740,124       $ 449,008

AIM Acquisition              Advisor/Asset Management Fee               395,670        410,226       1,187,010       1,230,678
  Partners, L.P. (2)

CRI(3)                       Affiliate of General Partner/
                               Expense Reimbursement                         --          8,091                --        58,659

CRIIMI MAE                   Affiliate of General Partner/
  Management, Inc.(3)          Expense Reimbursement                      6,501         10,287            63,781        10,287

(1)  The General Partner, pursuant to amendments to the Partnership Agreement, effective September 6, 1991, is entitled to receive
     4.9% of the Partnership's income, loss, capital and distributions, including, without limitation the Partnership's Adjusted
     Cash from Operations and Proceeds of Mortgage Prepayments, Sales or Insurance (both as defined in the Partnership Agreement).

(2)  The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to
     .95% of Total Invested Assets (as defined in the Partnership Agreement).  The sub-advisor to the Partnership (the Sub-advisor)
     is entitled to a fee of .28% of Total Invested Assets.  Of the amounts paid to the Advisor, CRIIMI MAE Services Limited
     Partnership, the Sub-advisor, earned a fee equal to $116,610 and $349,830, for the three and nine months ended September 30,
     1996, respectively, and $120,900 for the three and nine months ended September 30, 1995.  CRI/AIM Management, Inc., which acted as the Sub-advisor through June 30, 1995, earned a fee equal to $241,800.

(3)  Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred prior to
     June 30, 1995 on behalf of the General Partner and Partnership.  The transaction in which CRIIMI MAE became a self-administered
     REIT had no impact on the payments required to be made by the Partnership, other than that the expense reimbursement previously paid by the Partnership to CRI in connection with the provision of services by the Sub-advisor are, effective June 30, 1995, paid to a wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

     The Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in the Partnership's reports filed with the Securities and Exchange Commission that could cause actual results to differ materially.

General
-------

     As of September 30, 1996, the Partnership had invested in 27 insured mortgages, with an aggregate amortized cost of approximately $166 million, an aggregate face value of approximately $162 million and an aggregate fair value of approximately $157 million, as discussed below.

     As of October 31, 1996, all of the fully insured FHA-Insured Certificates, GNMA Mortgage Backed Securities and FHA-Insured Loans were current with respect to payment of principal and interest. As of October 31, 1996, two of the seven coinsured FHA-Insured Certificates were delinquent with respect to payment of principal and interest. As discussed in Note 3 to the financial statements, management does not anticipate that these delinquencies will have a material adverse impact on the Partnership's financial statements.

Results of Operations
---------------------
     Net earnings decreased for the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995 primarily due to a decrease in mortgage investment income, as discussed below. Partially offsetting this decrease was the reduction of general and administrative expenses, as discussed below. Also offsetting the decrease for the nine months ended September 30, 1996, as compared to the corresponding period in 1995, was the receipt of additional proceeds of approximately $37,000, in the first quarter of 1996, relating to the December 1995 prepayment of the mortgage on Lakewood Villas.

     Mortgage investment income decreased for the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995, primarily due to the reduction in mortgage base due to the Lakewood Villas mortgage prepayment.

     Interest and other income did not change significantly for the three months ended September 30, 1996, as compared to the corresponding period in 1995. Interest and other income increased for the nine months ended September 30, 1996, as compared to the corresponding period in 1995 primarily due to the temporary investment of proceeds from the Lakewood Villas mortgage prepayment received in December 1995 and distributed in May 1996.

     Asset management fees decreased for the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995 due to the decrease in the mortgage base.

     General and administrative expenses decreased for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. The decrease for the nine months ended September 30, 1996, as compared to the corresponding period in 1995, is primarily attributable to a decrease in legal fees as a result of the resolution of disputed mortgage servicing rights for three coinsured mortgages during 1995. The decrease for the three months ended September 30, 1996, as compared to the corresponding period in 1995, is due to

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
            Continued


a reduction in legal fees, as discussed above, a reduction in investor relations service expenses as a result of a decrease in the number of registered unitholders and a decrease in payroll and payroll-related expenses, as a result of the stabilization of the mortgage portfolio.

     Gain on mortgage disposition increased for the nine months ended September 30, 1996, due to the additional gain recognized from the Lakewood Villas prepayment, as previously discussed. No mortgages were disposed of during the nine months ended September 30, 1995.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient during the nine months ended September 30, 1996 to meet operating requirements.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from insured mortgages. Although insured mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of insured mortgages and professional fees and foreclosure costs incurred in connection with those insured mortgages and (4) variations in the Partnership's operating expenses.

     Net cash provided by operating activities decreased for the nine months ended September 30, 1996, as compared to the corresponding period in 1995. This decrease was primarily due to an increase in receivables and other assets resulting from increases in delinquent mortgage payments from The Villas and St. Charles Place-Phase II mortgages.

     Net cash provided by investing activities increased slightly for the nine months ended September 30, 1996, as compared to the corresponding period in 1995 due primarily to the receipt of proceeds from the prepayment of the mortgage on Lakewood Villas. This increase was partially offset by a reduction in scheduled principal payments resulting from the decrease in the mortgage base.

     Net cash used in financing activities increased for the nine months ended September 30, 1996 as compared to the corresponding period in 1995. This increase was due to an increase in distributions to Unitholders as a result of the prepayment of the mortgage on Lakewood Villas during the fourth quarter of 1995. The net disposition proceeds of approximately $.61 per Unit were distributed to Unitholders on May 1, 1996.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1996.

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