Form 10-K
period 1996-12-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1997-03-31
CIK 784014

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1996
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 27, 1997, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $110,121,585.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                         1996 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                         Page
                                                         ----
Item 1.   Business  . . . . . . . . . . . . . . . . . .    4
Item 2.   Properties  . . . . . . . . . . . . . . . . .    5
Item 3.   Legal Proceedings . . . . . . . . . . . . . .    5
Item 4.   Submission of Matters to a Vote of
            Security Holders  . . . . . . . . . . . . .    5

                                     PART II
                                     -------
Item 5.   Market for Registrant's Securities and
            Related Security Holder Matters . . . . . .    5
Item 6.   Selected Financial Data . . . . . . . . . . .    7
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . .    8
Item 8.   Financial Statements and Supplementary
            Data  . . . . . . . . . . . . . . . . . . .   16
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure  . .   16

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers of the
            Registrant  . . . . . . . . . . . . . . . .   17
Item 11.  Executive Compensation  . . . . . . . . . . .   17
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . .   17
Item 13.  Certain Relationships and Related
            Transactions  . . . . . . . . . . . . . . .   18

                                     PART IV
                                     -------
Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . .   19

Signatures  . . . . . . . . . . . . . . . . . . . . . .   22

                                     PART I

ITEM 1.   BUSINESS

Development and Description of Business
---------------------------------------
     Information concerning the business of American Insured Mortgage Investors L.P.-Series 86 (the Partnership) is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1 and 4 of the notes to the financial statements of the Partnership (filed in response to Item 8 hereof), which is incorporated herein by reference. Also see Schedule IV-Mortgage Loans on Real Estate, for the table of the Insured Mortgages (as defined below), invested in by the Partnership as of December 31, 1996.

Employees
---------
     The Partnership has no employees. The business of the Partnership is managed by CRIIMI, Inc. (the General Partner), while its portfolio of mortgages is managed by AIM Acquisition Partners, L.P. (the Advisor) pursuant to an advisory agreement (the Advisory Agreement). CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE).

     The general partner of the Advisor is AIM Acquisition Corporation (AIM Acquisition) and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRIIMI MAE. Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-Advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered real estate investment trust (REIT), an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence to this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

Competition
-----------
     In disposing of mortgage investments, the Partnership competes with private investors, mortgage banking companies, mortgage brokers, state and local government agencies, lending institutions, trust funds, pension funds, and other entities, some with similar objectives to those of the Partnership and some of which are or may be affiliates of the Partnership, its General Partner, the Advisor or their respective affiliates. Some of these entities may have substantially greater capital resources and experience in disposing of Federal Housing Administation (FHA) insured mortgages than the Partnership.

     CRIIMI MAE and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, REITs or other entities in the future. The Partnership may attempt to dispose of mortgages at or about the same time that CRIIMI MAE, one or more of the other AIM Partnerships and/or other entities sponsored or managed by CRIIMI MAE are attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, CRIIMI MAE Services Limited Partnership and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CRIIMI MAE Services Limited Partnership and CRIIMI, Inc., however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.

ITEM 2.   PROPERTIES

     Although the Partnership does not own the underlying real estate, the mortgages underlying the Partnership's mortgage investments are non-recourse

                                     PART I

first liens on the respective multifamily residential developments or retirement homes.

ITEM 3.   LEGAL PROCEEDINGS

     Reference is made to Note 4 of the notes to the financial statements on pages 37 through 41.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 1996.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
               HOLDER MATTERS

Principal Market and Market Price for Units
-------------------------------------------
     The General Partner listed the Partnership's Units for trading on the American Stock Exchange (AMEX) on January 18, 1994 in order to provide investment liquidity as contemplated in the Partnership's original prospectus. The Units are traded under the symbol "AIJ." Prior to listing the Partnership's Units for trading on AMEX, the Units were only tradable through an informal market called the "secondary market".

     The high and low bid prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 1996 and 1995 were as follows:

                                     PART II



ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
               HOLDER MATTERS - Continued

                                                               Amount of
                                            1996              Distribution
        Quarter Ended                High          Low          Per Unit
      -------------------           -------      -------      ------------
      March 31,                     $14          $12 7/8         $ 0.91(1)(2)
      June 30,                       13 1/4       12 1/2           0.30(2)
      September 30,                  13 3/8       12 3/4           0.29(3)
      December 31,                   14           11 3/4           3.33(4)



                                                               Amount of
                                            1995              Distribution
        Quarter Ended                High          Low          Per Unit
      -------------------           -------      -------      ------------
      March 31,                     $12 1/4      $11 3/8         $ 0.26(2)
      June 30,                       12 7/8       11 3/4           0.34(2)(5)
      September 30,                  13 1/4       12 5/8           0.31(2)
      December 31,                   13 3/8       12 3/4           0.33(2)

(1) This amount includes approximately $0.61 per Unit return of capital from the prepayment of the mortgage on Lakewood Villas.

(2) This amount includes approximately $0.03 per Unit representing previously undistributed accrued interest receivable from St. Charles Place - Phase II and The Villas.

(3) This amount includes approximately $0.02 per Unit representing previously undistributed accrued interest receivable from St. Charles Place - Phase II and The Villas.

(4) This amount includes approximately $3.07 per Unit return of capital and gain from the prepayment of the following mortgages; Woodbine at Lakewood Apartments $0.55, Pembrook Apartments $1.60, and Skyridge Club $0.92.
     Also, this amount includes approximately $0.01 per Unit representing previously undistributed accrued interest from St. Charles Place - Phase II and The Villas.

(5) This amount includes approximately $0.08 per Unit representing previously undistributed accrued interest receivable from Carmen Drive Estates (The Forest), Woodland Hills Apartments, and Woodbine at Lakewood Apartments.



                               Approximate Number of Unitholders
      Title of Class               as of December 31, 1996
---------------------------    -------------------------------
Depositary Units of Limited
  Partnership Interest                     11,100

                                     PART II

ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars in thousands, except per Unit amounts)

                                                     For the Years Ended December 31,
                                           1996          1995           1994        1993         1992
                                         --------      --------       --------    --------     --------
Income                                   $ 13,473      $ 13,927       $ 13,644    $ 14,430     $ 12,096

Gain on mortgage dispositions               1,616             5          1,130          --           --

Loan losses                                    --            --           (115)        (63)        (107)

Net earnings                               13,069        11,640         12,450      12,170        9,536

Net earnings per Limited
  Partnership Unit (1)                       1.30          1.16           1.24        1.21         0.95

Distributions per Limited
  Partnership Unit(1)(2)                     4.83          1.24           1.34        1.01         1.14


                                                              As of December 31,

                                           1996          1995           1994        1993         1992
                                         --------      --------       --------    --------     --------

Total assets                             $169,283      $174,538       $165,694    $180,776     $179,146

Partners' equity                          135,137       170,582        161,591     176,007      174,007

(1)  Calculated based upon the weighted average number of Units outstanding.
(2)  Includes distributions due the Unitholders for the Partnership's fiscal quarters ended December 31, 1996, 1995, 1994, 1993 and
     1992, which were paid subsequent to year end.  See Notes 5 and 7 of the notes to the financial statements of the Partnership.

     The selected statements of operations data presented above for the years ended December 31, 1996, 1995 and 1994, and the balance sheet data as of December 31, 1996 and 1995, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 1993 and 1992 and the balance sheet data as of December 31, 1994, 1993 and 1992 are derived from audited financial statements not included in this Form 10-
K. This data should be read in conjunction with the financial statements and the notes thereto.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

General
-------
     American Insured Mortgage Investors L.P. - Series 86 (the Partnership) was formed under the Uniform Limited Partnership Act of the state of Delaware on October 31, 1985. During the period from May 2, 1986 (the initial closing date of the Partnership's public offering) through June 6, 1987 (the termination date of the offering), the Partnership, pursuant to its public offerings of 9,576,290 Depository Units of limited partnership interest (Units), raised a total of $191,523,300 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 units of limited partnership interest in exchange therefor.

     CRIIMI, Inc. (the General Partner) holds a partnership interest of 4.9%. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE).
Prior to June 30, 1995, CRIIMI MAE was managed by an advisor whose general partner is CRI, Inc. (CRI). However, effective June 30, 1995, CRIIMI MAE became a self-administered real estate investment trust (REIT) and, as a result, the advisor no longer advises CRIIMI MAE.

     AIM Acquisition Partners, L.P., (the Advisor) serves as the advisor to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation (AIM Acquisition) and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

     Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-Advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

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

     As of December 31, 1996, the Partnership had invested in 23 Insured Mortgages, with an aggregate amortized cost of approximately $131 million, a face value of approximately $128 million and a fair value of approximately $126 million, as discussed below.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations
---------------------
1996 versus 1995
----------------
     Net earnings increased for 1996 as compared to 1995 primarily as a result of the gains recognized on the prepayment of the mortgages on Woodbine at Lakewood Apartments, Pembrook Apartments, Skyridge Club and Carmen Drive Estates in late 1996.

     Mortgage investment income decreased for 1996 as compared to 1995 primarily as a result of the reduction in the mortgage base due to the prepayment of mortgages, as discussed below.

     Interest and other income increased for 1996 as compared to 1995 primarily due to the temporary investment of proceeds from the Lakewood Villas mortgage prepayment received in December 1995 and distributed in May 1996, and the temporary investment of proceeds from Woodbine at Lakewood Apartments, Pembrook Apartments and Skyridge Club received in late 1996.

     Asset management fees decreased in 1996 as compared to 1995 as a result of the reduction in the mortgage base.

     General and administrative expenses decreased in 1996 as compared to 1995 primarily due to a reduction in legal fees as a result of the resolution of disputed mortgage servicing rights for three co-insured mortgages during 1995, a reduction in investor relations expenses as a result of a decrease in the number of registered Unitholders and a decrease in payroll and payroll-related expenses as a result of the stabilization of the mortgage portfolio.

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

     Mortgage investment income increased for 1995 as compared to 1994 due to increases in total invested assets throughout 1994, the full benefit of which was realized in 1995. The increase in total invested assets is attributable to the reinvestment of net proceeds from the disposition of the Insured Mortgages on One East Delaware and Victoria Pointe Apartments-Phase II, which were received in December 1993 and January 1994 and reinvested during the first three quarters of 1994.

     Interest and other income decreased for 1995 as compared to 1994 primarily due to the short-term investment of net disposition proceeds in early 1994 prior to reinvestment in Acquired Insured Mortgages, as previously discussed.

     Asset management fees increased for 1995 as compared to 1994 as a result of the increase in the mortgage base.

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

     Interest expense to affiliate decreased for 1995 as compared to 1994 as a result of the paydown of the note payable to the Partnership's affiliate, American Insured Mortgage Investors-L.P. Series 85 (AIM 85) during 1994, partially offset by the execution of a note payable to AIM 88. The note payable to AIM 88 is approximately $479,000, at an annual interest rate of 7.25%, as compared to the note payable to AIM 85 of approximately $1.7 million at an annual interest rate of 8%.

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

     The following is a discussion of the Partnership's insured mortgage investments, along with the risks related to each type of investment:

     A.   Fully Insured Originated Insured Mortgages and
          Acquired Insured Mortgages
          ----------------------------------------------
          Listed below is the Partnership's aggregate investment in Fully Insured Mortgages as of December 31, 1996 and 1995:

                                                    December 31,
                                                1996            1995
                                            ------------    ------------
Fully Insured Originated Insured:
  Number of Mortgages                                  6               7
  Amortized Cost                           $  53,047,822   $  62,595,492
  Face Value                                  51,162,234      60,306,932
  Fair Value                                  52,063,040      62,183,025

Fully Insured Acquired Insured:
  Number of
    GNMA Mortgage-Backed
      Securities                                      10              10
    FHA-Insured Certificates                           2               2
    FHA-Insured Loan                                   1               1
  Amortized Cost                           $  41,743,903   $  42,122,606
  Face Value                                  41,689,508      42,066,176
  Fair Value                                  41,024,194      42,479,072


          As of March 1, 1997, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

     interest, except for the mortgage on Pleasant View Nursing Home, which is delinquent with respect to the January 1997 payment of principal and interest.

          In December 1996, the Partnership received net proceeds of approximately $9.3 million from the prepayment of the mortgage on Skyridge Club, a Fully Insured Originated Insured mortgage, and recognized a gain of $106,042 for the year ended December 31, 1996. The net proceeds of $0.92 per Unit were distributed to Unitholders in February 1997.

          In December 1995, the Partnership received net proceeds of approximately $6.2 million from the prepayment of the mortgage on Lakewood Villas, a Fully Insured Originated Insured mortgage, and recognized a gain of $5,208. Additionally, in January 1996, the Partnership received additional proceeds of $37,325 in connection with the final settlement of this prepayment, which was recognized as additional gain during 1996. The aggregate net disposition proceeds of $0.61 per unit were distributed to Unitholders in May 1996.

          In addition to base interest payments from Fully Insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the years ended December 31, 1996, 1995 and 1994, the Partnership received additional interest of $171,848, $73,357 and $33,431, respectively, from the fully insured Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

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

          As of December 31, 1996 and 1995, the Partnership, had invested in four and seven, respectively, FHA-Insured Certificates secured by coinsured mortgages. As of December 31, 1996, two of the four FHA-Insured Certificates secured by coinsured mortgages are coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company (Patrician), under the HUD coinsurance program. The two coinsured mortgages which are coinsured by Patrician were delinquent with respect to the payment of principal and interest. The following is a discussion of actual and potential performance problems with respect to the Partnership's coinsured mortgage investments.

     1.   Coinsured by third party
          ------------------------
          Listed below are the Originated Insured Mortgages co-insured by
          Patrician:

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


                                        December 31, 1996                                December 31, 1995
                          ---------------------------------------------      ------------------------------------------
                            Amortized          Face           Fair             Amortized       Face           Fair
                              Cost             Value          Value              Cost          Value          Value
                          ------------      ------------   ------------      ------------  ------------    ------------
The Villas                $ 15,528,982      $ 15,762,692   $ 14,859,882      $ 15,635,379  $ 15,869,089    $ 15,173,465
St. Charles Place -
  Phase II                   3,052,629         3,052,629      2,877,102         3,068,173     3,068,173       2,933,205


               As of March 1, 1997, the mortgagor has made payments of principal and interest due on the original mortgage on The Villas through November 1995, and has made payments of principal and interest due under a modification agreement with The Villas through August 1993. Patrician is litigating the case in bankruptcy court while negotiating a modification agreement with the borrower.

               The amount of the Partnership's investment in the mortgage on St. Charles Place - Phase II represents the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 (AIM 88), an affiliate of the Partnership. As of March 1, 1997, the mortgagor has made payments of principal and interest due on the mortgage through October 1995 to the Partnership. Patrician is litigating the case in bankruptcy court while negotiating a modification agreement with the borrower.

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

          2.   Coinsured by affiliate
               ----------------------
               As of December 31, 1996 and 1995, the Partnership held investments in two and five FHA-Insured Certificates secured by coinsured mortgages, respectively, where the coinsurance lender is Integrated Funding, Inc. (IFI), an affiliate of the Partnership. The Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss.

               The Originated Insured Mortgages on Carmen Drive Estates (The Forest), Woodbine at Lakewood Apartments and Woodland Hills Apartments were previously coinsured by M-West Mortgage Corporation (M-West), a third party coinsurance lender. During

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

               the fourth quarter of 1994, the Partnership was informed that M-West was liquidating its assets and intended to assign the mortgage servicing rights related to these mortgages to another coinsurance lender, Whitehall Funding, Inc. (Whitehall). The Partnership successfully contested this transfer and obtained a court order mandating the transfer of the mortgage servicing rights related to these three coinsured loans to IFI. This transfer was completed during the second quarter of 1995. This case is deemed settled and there will be no further litigation.

               In November 1996, the Partnership received net proceeds of approximately $5.6 million from the prepayment of the mortgage on Woodbine at Lakewood Apartments, and recognized a gain of $412,901 for the year ended December 31, 1996. The net proceeds of $0.55 per Unit were distributed to Unitholders in February 1997.

               In December 1996, the Partnership received net proceeds of approximately $16.1 million and $5.4 million from the prepayment of mortgages on Pembrook Apartments and Carmen Drive Estates, respectively, and recognized gains of $624,764 and $435,417, respectively, for the year ended December 31, 1996. The net proceeds of $1.60 per Unit from Pembrook Apartments were distributed to Unitholders in February 1997. The net proceeds of $0.53 per Unit from Carmen Drive Estates are expected to be distributed to Unitholders in May 1997, since these proceeds were received in late December.

               As of March 1, 1997, the two remaining IFI coinsured mortgages, as shown in the table below, were current with respect to the payment of principal and interest. The mortgage on Spring Lake Village which had been previously delinquent, was modified a second time as of February 1996. The interest rate on this mortgage was reduced to 6% through December 1996, increasing to 6.75% for 1997 and 7.0% for all subsequent years. In addition, delinquent principal and interest payments from September 1, 1995 through December 1, 1995, have been deferred, with quarterly payments to be paid out of the mortgagors' available cash flows. No payments have been made on the deferred amount due to insufficient cash flows. As of December 31, 1996, $48,000 of this deferred amount is included in Receivables and other assets.

               The General Partner believes there is adequate collateral value underlying these coinsured mortgages. Accordingly, no loan losses were recognized on these mortgages during the years ended December 31, 1996 and 1995. As of December 31, 1996 and December 31, 1995, these two and five investments had aggregate fair values of $15,339,713 and $39,670,264, respectively.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

                                                   1996                             1995
                                       ----------------------------     ----------------------------      Cumulative
                                         Amortized        Face            Amortized         Face          Loan Losses
                                           Cost           Value             Cost            Value         Recognized
                                       ------------    ------------     ------------   ------------      ------------
Woodland Apartments                    $ 12,166,667    $ 11,748,365     $ 12,246,715   $ 11,819,789      $         --
Spring Lake Village(a)                    5,000,233       4,933,126        4,984,151      4,984,151           115,301
Pembrook Apartments                              --              --       15,521,458     14,918,958                --
Carmen Drive Estates                             --              --        4,966,036      4,875,403                --
Woodbine at Lakewood
  Apartments                                     --              --        5,211,526      5,021,478                --


(a)  As discussed above, the General Partner negotiated a second modification of this mortgage during February 1996.

          In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages contain such Participations. During the years ended December 31, 1996, 1995 and 1994, the Partnership received additional interest of $110,253, $76,431 and $7,628, respectively, from the coinsured Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during 1996 to meet operating requirements.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base, resulting from monthly mortgage payments or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

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

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

Cash flow - 1996 versus 1995
----------------------------
     Net cash provided by operating activities decreased for 1996 as compared to 1995. This decrease was primarily due to an increase in receivables and other assets resulting from increases in delinquent mortgage payments from The Villas and St. Charles Place - Phase II mortgages. In addition, mortgage investment income decreased, as discussed above. This was offset by an increase in interest and other income and a decrease in general and administrative expenses, as discussed above.

     Net cash provided by investing activities increased for 1996 as compared to 1995, primarily due to proceeds from the disposition of the mortgages on Skyridge Club, Woodbine at Lakewood Apartments, Pembrook Apartments and Carmen Drive Estates.

     Net cash used in financing activities increased for 1996 as compared to 1995. This increase was due to an increase in distributions to Unitholders as a result of the prepayment of the mortgage on Lakewood Villas during the fourth quarter of 1995. The net disposition proceeds of approximately $.61 per Unit were distributed to Unitholders in May 1996.

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

     The information required by this item is contained on pages 23 through 48.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a),(b),(c),(e)

     The Partnership has no officers or directors. CRIIMI, Inc. (the General Partner) holds a partnership interest of 4.9%. The affairs of the Partnership are managed by the General Partner, which is wholly owned by CRIIMI MAE, a company whose shares are listed on the New York Stock Exchange. Prior to June 30, 1995, CRIIMI MAE was managed by an advisor whose general partner was CRI, Inc. However, effective June 30, 1995, CRIIMI MAE became a self-administered REIT and, as a result, the advisor no longer advises CRIIMI MAE.

     AIM Acquisition Partners, L.P. (the Advisor) is the advisor to the Partnership. AIM Acquisition is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P, Broad, Inc. and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

     Effective September 6, 1991, and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, manages the Partnership's portfolio.

     The General Partner is also the general partner of AIM 84, AIM 85 and AIM 88, limited partnerships with investment objectives similar to those of the Partnership.

          (d) There is no family relationship between any of the officers and directors of the General Partner.

          (f)  Involvement in certain legal proceedings.

               None.

          (g)  Promoters and control persons.

               Not applicable.

          (h) Based solely on its review of Forms 3, 4, and 5 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to
Note 7 of the notes to the financial statements of the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

     As of December 31, 1996, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT - Continued

     As of December 31, 1996, neither the officers and directors, as a group, of the General Partner nor any individual director of the General Partner, are known to own more than 1% of the outstanding Units of the Partnership.

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

     (b)  Certain business relationships.

          Other than as set forth in Item 11 of this report which is incorporated herein by reference, the Partnership has no business relationship with entities of which the General Partner of the Partnership are officers, directors or equity owners.

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

 (a)(1)     Financial Statements:

                                                                       Page
Description                                                            Number
-----------                                                       --------------

Balance Sheets as of December 31, 1996
  and 1995                                                                 25

Statements of Operations for the years
  ended December 31, 1996, 1995 and 1994                                   26

Statements of Changes in Partners' Equity
  for the years ended December 31, 1996,
  1995 and 1994                                                            27

Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994                                         28

Notes to Financial Statements                                              29


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

          10.(p) Non-negotiable promissory note to American Insured Mortgage Investors L.P. - Series 88 in the amount of $478,612 dated April 1, 1994, incorporated by reference to Exhibit 10(p) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

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

                              AMERICAN INSURED MORTGAGE
                                INVESTORS L.P. - SERIES 86
                                (Registrant)

                              By:  CRIIMI, Inc.
                                   General Partner


March 26, 1997                /s/ William B. Dockser
---------------------------   -------------------------
DATE                          William B. Dockser
                              Chairman of the Board and
                                Principal Executive Officer



March 26, 1997                /s/ H. William Willoughby
---------------------------   -------------------------
DATE                          H. William Willoughby
                              President and Director


March 26, 1997                /s/ Cynthia O. Azzara
---------------------------   -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer


March 26, 1997                /s/ Garrett G. Carlson, Sr.
---------------------------   --------------------------
DATE                          Garrett G. Carlson, Sr.
                              Director

March 26, 1997                /s/ Larry H. Dale
---------------------------   -------------------------
DATE                          Larry H. Dale
                              Director


March 26, 1997                /s/ G. Richard Dunnells
---------------------------   -------------------------
DATE                          G. Richard Dunnells
                              Director


March 26, 1997                /s/ Robert F. Tardio
---------------------------   -------------------------
DATE                          Robert F. Tardio
                              Director

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

              Financial Statements as of December 31, 1996 and 1995

            and for the Years Ended December 31, 1996, 1995 and 1994

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  American Insured Mortgage Investors L.P. - Series 86:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors L.P. - Series 86 (the Partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

     As explained in Note 2 of the notes to financial statements, effective January 1, 1994, the Partnership changed its method of accounting for its investment in insured mortgages.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 1996 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
Washington, D.C.
March 26, 1997

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                          As of December 31,
                                                        1996           1995
                                                    ------------   ------------
                                     ASSETS
Investment in FHA-Insured
  Certificates and GNMA Mortgage-
  Backed Securities, at fair value:
  Originated insured mortgages                      $ 33,076,697   $ 57,776,934
  Acquired insured mortgages                          40,014,207     41,449,297
                                                    ------------   ------------
                                                      73,090,904     99,226,231
                                                    ------------   ------------
Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  discount and premium:
  Originated insured mortgages                        53,047,822     62,595,492
  Acquired insured mortgage                              989,128        995,255
                                                    ------------   ------------
                                                      54,036,950     63,590,747

Cash and cash equivalents                             38,580,668      8,774,654

Investment in affiliate                                  471,109        475,726

Receivables and other assets                           3,103,526      2,470,604
                                                    ------------   ------------
     Total assets                                   $169,283,157   $174,537,962
                                                    ============   ============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                               $ 33,532,120   $  3,323,003

Note payable to affiliate                                478,612        478,612

Accounts payable and accrued expenses                    135,694        153,998
                                                    ------------   ------------
     Total liabilities                                34,146,426      3,955,613
                                                    ------------   ------------
Partners' equity:
  Limited partners' equity                           141,161,141    174,986,113
  General partner's deficit                           (2,612,029)      (869,206)
  Unrealized gains on
    investment in FHA-Insured
    Certificates and GNMA
    mortgage-backed securities                           103,741        406,534
  Unrealized losses on
    investment in FHA-Insured
    Certificates and GNMA
    mortgage-backed securities                        (3,516,122)    (3,941,092)
                                                    ------------   ------------
     Total partners' equity                          135,136,731    170,582,349
                                                    ------------   ------------
     Total liabilities and
       partners' equity                             $169,283,157   $174,537,962
                                                    ============   ============

                   The accompanying notes are an integral part
                         of these financial statements.

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                              STATEMENTS OF OPERATIONS

                                                                 For the years ended December 31,
                                                            1996            1995            1994
                                                        ------------    ------------    ------------
Income:
  Mortgage investment income                            $ 13,096,453    $ 13,797,980    $ 13,311,387
  Interest and other income                                  376,054         129,166         332,966
                                                        ------------    ------------    ------------
                                                          13,472,507      13,927,146      13,644,353
                                                        ------------    ------------    ------------
Expenses:
  Asset management fee to related
    parties                                                1,578,579       1,640,904       1,573,895
  General and administrative                                 406,794         616,254         574,694
  Interest expense to affiliate                               34,700          34,699          60,779
                                                        ------------    ------------    ------------
                                                           2,020,073       2,291,857       2,209,368
                                                        ------------    ------------    ------------
  Earnings before gain on mortgage
    dispositions and loan losses                          11,452,434      11,635,289      11,434,985

  Gain on mortgage dispositions                            1,616,449           5,208       1,129,973

  Loan losses                                                     --              --        (115,301)
                                                        ------------    ------------    ------------
     Net earnings                                       $ 13,068,883    $ 11,640,497    $ 12,449,657
                                                        ============    ============    ============

Net earnings allocated to:
  Limited partners - 95.1%                              $ 12,428,508    $ 11,070,113    $ 11,839,624
  General partner -  4.9%                                    640,375         570,384         610,033
                                                        ------------    ------------    ------------
                                                        $ 13,068,883    $ 11,640,497    $ 12,449,657
                                                        ============    ============    ============
Net earnings per Limited
  Partnership Unit                                      $       1.30    $       1.16    $       1.24
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

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                                 STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                          For the years ended December 31, 1996, 1995 and 1994


                                                                               Unrealized        Unrealized
                                                                               Gains on          Losses on
                                                                               Investment        Investment
                                               General          Limited        in Insured        in Insured
                                               Partner          Partners        Mortgages        Mortgages          Total
                                             -------------    -------------    ------------      ------------    -------------

Balance, January 1, 1994                     $    (776,611)   $ 176,783,204    $         --      $         --    $176,006,593


  Net earnings                                     610,033       11,839,624              --                --      12,449,657

  Distributions paid or accrued of
    $1.34, including return of
    capital of $0.10 per Unit                     (661,177)     (12,832,229)             --                --     (13,493,406)

  Unrealized gains (losses) on
    investment in insured mortgages                     --               --              --       (13,372,257)    (13,372,257)
                                             -------------    -------------    ------------      ------------    ------------

Balance, December 31, 1994                        (827,755)     175,790,599              --       (13,372,257)    161,590,587

  Net earnings                                     570,384       11,070,113              --                --      11,640,497

  Distributions paid or accrued of
    $1.24, including return of capital
    of $0.08 per Unit                             (611,835)     (11,874,599)             --                --     (12,486,434)

  Adjustment to unrealized
    gains (losses) on investment
    in insured mortgages                                --               --         406,534         9,431,165       9,837,699
                                             -------------    -------------    ------------      ------------    ------------

Balance December 31, 1995                         (869,206)     174,986,113         406,534        (3,941,092)    170,582,349

  Net earnings                                     640,375       12,428,508              --                --      13,068,883

  Distributions paid or accrued of
    $4.83, including return of capital
    of $ 3.53 per Unit                          (2,383,198)     (46,253,480)             --                --     (48,636,678)

  Adjustment to unrealized
    gains (losses) on investment
    in insured mortgages                                --               --        (302,793)          424,970         122,177
                                             -------------    -------------    ------------      ------------    ------------

Balance December 31, 1996                    $  (2,612,029)   $ 141,161,141    $    103,741      $ (3,516,122)   $135,136,731
                                             =============    =============    ============      ============    ============

Limited Partnership Units outstanding -
  December 31, 1996, 1995 and 1994                                9,576,290
                                                              =============

                                             The accompanying notes are an integral part
                                                   of these financial statements.

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                          STATEMENTS OF CASH FLOWS


                                                                        For the years ended December 31,
                                                                     1996            1995           1994
                                                                 ------------    ------------   ------------
  Cash flows from operating activities:
  Net earnings                                                   $ 13,068,883    $ 11,640,497   $ 12,449,657

  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Gain on mortgage dispositions                                  (1,616,449)         (5,208)    (1,129,973)
    Loan losses                                                            --              --        115,301
    Changes in assets and liabilities:
      Decrease in note payable to affiliate                                --              --     (1,259,111)
      Decrease in accounts payable and
        accrued expenses                                              (18,304)        (46,989)       (11,441)
      (Increase) decrease in receivables and other assets            (632,922)       (354,217)       689,217
      Decrease in investment in affiliate                               4,617           2,886      1,251,475
                                                                 ------------    ------------   ------------
        Net cash provided by operating activities                  10,805,825      11,236,969     12,105,125
                                                                 ------------    ------------   ------------
  Cash flows from investing activities:
    Proceeds from Disposition of Mortgages                         36,343,358       6,169,529     33,233,501
    Investment in Acquired Insured Mortgages                               --              --    (39,730,658)
    Receipt of principal from scheduled payments                    1,084,392       1,121,467      1,019,821
                                                                 ------------    ------------   ------------
        Net cash provided by (used in)investing activities         37,427,750       7,290,996     (5,477,336)
                                                                 ------------    ------------   ------------

  Cash flows from financing activities:
    Distributions paid to partners                                (18,427,561)    (12,587,131)   (12,889,224)
                                                                 ------------    ------------   ------------
  Net increase (decrease) in cash and cash equivalents             29,806,014       5,940,834     (6,261,435)

  Cash and cash equivalents, beginning of year                      8,774,654       2,833,820      9,095,255
                                                                 ------------    ------------   ------------
  Cash and cash equivalents, end of year                         $ 38,580,668    $  8,774,654   $  2,833,820
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

     CRIIMI, Inc. (the General Partner) holds a partnership interest of 4.9%. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE).
Prior to June 30, 1995, CRIIMI MAE was managed by an advisor whose general partner is CRI, Inc. (CRI). However, effective June 30, 1995, CRIIMI MAE became self-administered real estate investment trust (REIT) and, as a result, the advisor no longer advises CRIIMI MAE.

     AIM Acquisition Partners, L.P., (the Advisor) serves as the advisor to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation (AIM Acquisition) and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

     Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-Advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

     Until the change in the Partnership's investment policy, as discussed below, and through December 31, 1994, (the expiration of the Partnership's reinvestment period) the Partnership was in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages, and together with Originated Insured Mortgages, referred to herein as Insured Mortgages). After the expiration of the reinvestment period, the Partnership is required (subject to the conditions set forth in the Partnership Agreement) to distribute such proceeds to its Unitholders. The Partnership Agreement states that the Partnership will terminate on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement. As of December 31, 1996, the Partnership had invested in either Originated Insured Mortgages which are insured or guaranteed, in whole or in part, by the Federal Housing Administration (FHA) or Acquired Insured Mortgages which are fully insured (as more fully described below).

     The General Partner listed the Partnership's Units for trading on the American Stock Exchange (AMEX) on January 18, 1994 in order to provide investment liquidity as contemplated in the Partnership's original prospectus. The Units are traded under the symbol "AIJ." Prior to listing the Partnership's Units for trading on AMEX, the Units were only tradable through an informal market called the "secondary market".

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

          As of December 31, 1996, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 31 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 24 years, on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

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

          In connection with this classification, as of December 31, 1996, the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, with the unrealized losses on these assets reported as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will be included as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will continue to be reported in earnings. The amortized cost of the GNMA Mortgage-Backed Securities and FHA-Insured Certificates in this category is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

          Gains from dispositions of mortgage investments are recognized upon the receipt of cash or HUD debentures.

          Losses on dispositions of mortgage investments are recognized when it becomes probable that a mortgage will be disposed of and that the disposition will result in a loss. In the case of Insured Mortgages fully insured by HUD, the Partnership's maximum exposure for purposes of determining the loan losses would generally be an assignment fee charged by HUD representing approximately 1% of the unpaid principal balance of the Insured Mortgage at the date of default, plus the unamortized balance of acquisition fees and closing costs paid in connection with the acquisition of the Insured Mortgage and the loss of approximately 30 days accrued interest (see discussion below for losses on mortgages accounted for as AHFS, as defined below).

     Cash and Cash Equivalents
     -------------------------
          Cash and cash equivalents consist of time and demand deposits and commercial paper with original maturities of three months or less.

     Reclassification
     ----------------
          Certain amounts in the financial statements for the year ended December 31, 1994 have been reclassified to conform with the 1996 and 1995 presentation.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

                                         As of December 31, 1996           As of December 31, 1995
                                          Amortized         Fair             Amortized       Fair
                                            Cost            Value              Cost          Value
                                        ------------     ------------     ------------   ------------
Investment in FHA-Insured
  Certificates and GNMA
  Mortgage-Backed Securities:
  Originated Insured Mortgages          $ 35,748,510     $ 33,076,697     $ 61,633,438   $ 57,776,934
  Acquired Insured Mortgages              40,754,775       40,014,207       41,127,351     41,449,297
                                        ------------     ------------     ------------   ------------
                                        $ 76,503,285     $ 73,090,904     $102,760,789   $ 99,226,231
                                        ============     ============     ============   ============
Investment in FHA-Insured
  Loans:
  Originated Insured Mortgages          $ 53,047,822     $ 52,063,040     $ 62,595,492   $ 62,183,025
  Acquired Insured Mortgage                  989,128        1,009,987          995,255      1,029,775
                                        ------------     ------------     ------------   ------------
                                        $ 54,036,950     $ 53,073,027     $ 63,590,747   $ 63,212,800
                                        ============     ============     ============   ============

Cash and cash equivalents               $ 38,580,668     $ 38,580,668     $  8,774,654   $  8,774,654

Accrued interest receivable             $  2,650,465     $  2,650,465     $  2,168,158   $  2,168,158


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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN INSURED MORTGAGES - Continued

     The following is a discussion of the Partnership's insured mortgage investments, along with the risks related to each type of investment:

     A.   Fully Insured Originated Insured Mortgages and
          Acquired Insured Mortgages
          ----------------------------------------------
          Listed below is the Partnership's aggregate investment in Fully Insured Mortgages as of December 31, 1996 and 1995:

                                                     December 31,
                                                 1996            1995
                                             ------------    ------------
Fully Insured Originated Insured:
  Number of Mortgages                                   6               7
  Amortized Cost                            $  53,047,822   $  62,595,492
  Face Value                                   51,162,234      60,306,932
  Fair Value                                   52,063,040      62,183,025

Fully Insured Acquired Insured:
  Number of
    GNMA Mortgage-Backed
      Securities                                       10              10
    FHA-Insured Certificates                            2               2
    FHA-Insured Loan                                    1               1
  Amortized Cost                            $  41,743,903   $  42,122,606
  Face Value                                   41,689,508      42,066,176
  Fair Value                                   41,024,194      42,479,072

          As of March 1, 1997, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest, except for the mortgage on Pleasant View Nursing Home, which is delinquent with respect to the January 1997 payment of principal and interest.

          In December 1996, the Partnership received net proceeds of approximately $9.3 million from the prepayment of the mortgage on Skyridge Club, a Fully Insured Originated Insured mortgage, and recognized a gain of $106,042 for the year ended December 31, 1996. The net proceeds of $0.92 per Unit were distributed to Unitholders in February 1997.

          In December 1995, the Partnership received net proceeds of approximately $6.2 million from the prepayment of the mortgage on Lakewood Villas, a Fully Insured Originated Insured mortgage, and recognized a gain of $5,208. Additionally, in January 1996, the Partnership received additional proceeds of $37,325 in connection with the final settlement of this prepayment, which was recognized as additional gain during 1996. The aggregate net disposition proceeds of $0.61 per unit were distributed to Unitholders in May 1996.

          In addition to base interest payments from Fully Insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the years ended December 31, 1996, 1995 and 1994, the Partnership received additional

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN INSURED MORTGAGES - Continued

     interest of $171,848, $73,357 and $33,431, respectively, from the fully insured Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

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

          As of December 31, 1996 and 1995, the Partnership had invested in four and seven, respectively, FHA-Insured Certificates secured by coinsured mortgages. As of December 31, 1996, two of the four FHA-Insured Certificates secured by coinsured mortgages are coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company (Patrician), under the HUD coinsurance program. The two coinsured mortgages which are coinsured by Patrician were delinquent with respect to the payment of principal and interest. The following is a discussion of actual and potential performance problems with respect to the Partnership's coinsured mortgage investments.

     1.   Coinsured by third party
          ------------------------
          Listed below are the Originated Insured Mortgages co-insured by
          Patrician:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN INSURED MORTGAGES - Continued


                                         December 31, 1996                                    December 31, 1995
                             ---------------------------------------------       ------------------------------------------
                               Amortized         Face            Fair              Amortized       Face           Fair
                                 Cost            Value           Value               Cost          Value          Value
                             ------------     ------------    ------------       ------------  ------------    ------------
The Villas                   $ 15,528,982     $ 15,762,692    $ 14,859,882       $ 15,635,379  $ 15,869,089    $ 15,173,465
St. Charles Place -
  Phase II                      3,052,629        3,052,629       2,877,102          3,068,173     3,068,173       2,933,205


          As of March 1, 1997, the mortgagor has made payments of principal and interest due on the original mortgage on The Villas through November 1995, and has made payments of principal and interest due under a modification agreement with The Villas through August 1993. Patrician is litigating the case in bankruptcy court while negotiating a modification agreement with the borrower.

          The amount of the Partnership's investment in the mortgage on St. Charles Place - Phase II represents the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 (AIM 88), an affiliate of the Partnership. As of March 1, 1997, the mortgagor has made payments of principal and interest due on the mortgage through October 1995 to the Partnership. Patrician is litigating the case in bankruptcy court while negotiating a modification agreement with the borrower.

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

     2.   Coinsured by affiliate
          ----------------------
          As of December 31, 1996 and 1995, the Partnership held investments in two and five FHA-Insured Certificates secured by coinsured mortgages, respectively, where the coinsurance lender is Integrated Funding, Inc.
          (IFI), an affiliate of the Partnership. The Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss.

          The Originated Insured Mortgages on Carmen Drive Estates (The Forest), Woodbine at Lakewood Apartments and Woodland Hills Apartments were previously coinsured by M-West Mortgage Corporation (M-West), a third party coinsurance lender. During the fourth quarter of 1994, the Partnership was informed that M-West was liquidating its assets and intended to assign the mortgage servicing rights related to these

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN INSURED MORTGAGES - Continued

          mortgages to another coinsurance lender, Whitehall Funding, Inc. (Whitehall). The Partnership successfully contested this transfer and obtained a court order mandating the transfer of the mortgage servicing rights related to these three coinsured loans to IFI. This transfer was completed during the second quarter of 1995. This case is deemed settled and there will be no further litigation.

          In November 1996, the Partnership received net proceeds of approximately $5.6 million from the prepayment of the mortgage on Woodbine at Lakewood Apartments, and recognized a gain of $412,901 for the year ended December 31, 1996. The net proceeds of $0.55 per Unit were distributed to Unitholders in February 1997.

          In December 1996, the Partnership received net proceeds of approximately $16.1 million and $5.4 million from the prepayment of mortgages on Pembrook Apartments and Carmen Drive Estates, respectively, and recognized gains of $624,764 and $435,417, respectively, for the year ended December 31, 1996. The net proceeds of $1.60 per Unit from Pembrook Apartments were distributed to Unitholders in February 1997. The net proceeds of $0.53 per Unit from Carmen Drive Estates is expected to be distributed to Unitholders in May 1997, since these proceeds were received in late December.

          As of March 1, 1997, the two remaining IFI coinsured mortgages, as shown in the table below, were current with respect to the payment of principal and interest. The mortgage on Spring Lake Village which had been previously delinquent, was modified a second time as of February 1996. The interest rate on this mortgage was reduced to 6% through December 1996, increasing to 6.75% for 1997 and 7.0% for all subsequent years. In addition, delinquent principal and interest payments from September 1, 1995 through December 1, 1995, have been deferred, with quarterly payments to be paid out of the mortgagors' available cash flows. No payments have been made on the deferred amount due to insufficient cash flows. As of December 31, 1996, $48,000 of this deferred amount is included in Receivables and other assets.

          The General Partner believes there is adequate collateral value underlying these coinsured mortgages. Accordingly, no loan losses were recognized on these mortgages during the years ended December 31, 1996 and 1995. As of December 31, 1996 and December 31, 1995, these two and five investments had aggregate fair values of $15,339,713 and $39,670,264, respectively.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN INSURED MORTGAGES - Continued

                                           1996                               1995
                               ----------------------------        -----------------------------     Cumulative
                                 Amortized        Face               Amortized         Face          Loan Losses
                                   Cost           Value                Cost            Value         Recognized
                               ------------    ------------        ------------   ------------      ------------
Woodland Apartments            $ 12,166,667    $ 11,748,365        $ 12,246,715   $ 11,819,789      $         --
Spring Lake Village(a)            5,000,233       4,933,126           4,984,151      4,984,151           115,301
Pembrook Apartments                      --              --          15,521,458     14,918,958                --
Carmen Drive Estates                     --              --           4,966,036      4,875,403                --
Woodbine at Lakewood
  Apartments                             --              --           5,211,526      5,021,478                --


(a)  As discussed above, the General Partner negotiated a second modification of this mortgage during February 1996.

          In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages contain such Participations. During the years ended December 31, 1996, 1995 and 1994, the Partnership received additional interest of $110,253, $76,431 and $7,628, respectively, from the coinsured Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 1996, 1995 and 1994 are as follows:

                               1996          1995          1994
                              ------        ------        ------

Quarter ended March 31,       $  .91(1)(2)  $ 0.26(2)     $ 0.41(6)(7)
Quarter ended June 30,           .30(2)       0.34(2)(5)    0.29(7)
Quarter ended September 30,      .29(3)       0.31(2)       0.30(7)
Quarter ended December 31,      3.33(4)       0.33(2)       0.34(7)
                              ------        ------        ------
                              $ 4.83        $ 1.24        $ 1.34
                              ======        ======        ======

(1) This amount includes approximately $0.61 per Unit return of capital from the prepayment of the mortgage on Lakewood Villas.

(2) This amount includes approximately $0.03 per Unit representing previously undistributed accrued interest receivable from St. Charles Place - Phase II and The Villas.

(3) This amount includes approximately $0.02 per Unit representing previously undistributed accrued interest receivable from St. Charles Place - Phase II and The Villas.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

5.   DISTRIBUTIONS TO UNITHOLDERS - Continued

(4) This amount includes approximately $3.07 per Unit return of capital and gain from the prepayment of the following mortgages; Woodbine at Lakewood Apartments $0.55, Pembrook Apartments $1.60, and Skyridge Club $0.92.
     Also, this amount includes approximately $0.01 per Unit representing previously undistributed accrued interest from St. Charles Place - Phase II and The Villas.

(5) This amount includes approximately $0.08 per Unit representing previously undistributed accrued interest receivable from Carmen Drive Estates (The Forest), Woodland Hills Apartments, and Woodbine at Lakewood Apartments.

(6) This amount includes approximately $0.18 per Unit representing previously undistributed accrued interest received from the disposition of the mortgage on One East Delaware.

(7) This amount includes approximately $0.01, $0.04, $0.03 and $0.03 per Unit representing previously undistributed accrued interest received from St. Charles Place-Phase II and The Villas for the quarters ending March 31, 1994, June 30, 1994, September 30, 1994 and December 31, 1994,
     respectively.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

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

7.   TRANSACTIONS WITH RELATED PARTIES

     In addition to the related party transactions described above in Note 6, the General Partner, and certain affiliated entities, during the years ended December 31, 1996, 1995 and 1994, earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

7.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                       Capacity in Which                   For the years ended December 31,
Name of Recipient                         Served/Item                  1996            1995           1994
-----------------                ----------------------------       ----------      ----------     ----------
CRIIMI, Inc.                     General Partner/Distribution       $2,383,198      $  611,835     $  661,177

AIM Acquisition                  Advisor/Asset Management Fee        1,578,579       1,640,904      1,573,895
  Partners, L.P.(1)

CRI(2)                           Affiliate of General Partner/              --          58,659        161,509
                                   Expense Reimbursement

CRIIMI MAE
  Management, Inc.(2)            Affiliate of General Partner/          64,405          27,512             --
                                   Expense Reimbursement

     (1)  The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, was entitled to an Asset Management Fee equal to .95% of Total Invested Assets.  As of January 1, 1997 this changed to .75% of Total Invested Assets (as defined in the
Partnership Agreement).  The sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of 0.28% of the Advisor's Asset
Management Fee.  CRI/AIM Management, Inc., which acted as the Sub-advisor through June 30, 1995, earned a fee equal to $241,800 and
$463,853, for the six months ended June 30, 1995 and for the year ended December 31, 1994, respectively.  As discussed in Note 1, effective June 30, 1995, CRIIMI MAE Services Limited Partnership now serves as the Sub-advisor.  Of the amounts paid to the Advisor,
CRIIMI MAE Services Limited Partnership earned a fee equal to $465,231, and $241,800 for the year ended December 31, 1996 and for the six months ended December 31, 1995, respectively.

     (2)  Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred prior to June 30, 1995 on behalf of the General Partner and Partnership.  As discussed in Note 1, the transaction in which CRIIMI
MAE became a self-administered REIT has no impact on the payments required to be made by the Partnership, other than that the expense reimbursement previously paid by the Partnership to CRI in connection with the provision of services by the Sub-advisor are, effective June 30, 1995, paid to a wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc.  The amounts paid to CRI during the year ended December 31, 1995 represent reimbursement of expenses incurred prior to June 30, 1995.

8.   PARTNERS' EQUITY

     Depositary Units representing economic rights in limited partnership interests (Units) were issued at a stated value of $20. A total of 9,576,165 Units were issued for an aggregate capital contribution of $191,523,300. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 Units in exchange therefor.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


9.   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1996, 1995 and 1994:

(In Thousands, Except Per Unit Data)
                                                            1996
                                                       Quarter ended
                                    March 31      June 30     September 30     December 31
                                   ----------   ----------    ------------     -----------
Income                                  3,468        3,525           3,255           3,225
Gain on mortgage
  dispositions                             37           --              --           1,579
Net earnings                            2,985        2,980           2,796           4,308
Net earnings per Limited
  Partnership Unit                        .30          .29             .28             .43

                                                           1995
                                                      Quarter ended
                                    March 31      June 30     September 30     December 31
                                   ----------   ----------    ------------     -----------
Income                             $    3,475   $    3,622    $      3,434     $     3,396
Gain on mortgage
  disposition                              --           --              --               5
Net earnings
Net earnings per Limited                2,922        3,003           2,874           2,841
  Partnership Unit                       0.29         0.30            0.28            0.29


                                                            1994
                                                       Quarter ended
                                    March 31      June 30     September 30     December 31
                                   ----------   ----------    ------------     -----------
Income                             $    3,294   $    3,471    $      3,454     $     3,425
Loan losses                              (115)          --              --              --
Gain on mortgage
  dispositions                          1,130           --              --              --
Net earnings                            3,715        2,889           2,912           2,934
Net earnings per Limited
  Partnership Unit                       0.37         0.29            0.29            0.29


                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                DECEMBER 31, 1996

                                                                                                                       Annual
                                                                                                                       Payment
                                                                 Interest                     Net                     Principal
                                                                 Rate on       Face        Carrying                      and
   Development Name/                       Maturity      Put     Mortgage   Amount of        Value       Cumulative   Interest)
       Location                              Date      Date (1)   (4)(5)    Mortgage     (3)(9)(10)(15) Loan Losses    (4)(11)
-----------------------                    --------    --------  -------- ------------   -------------- ----------- -----------
ORIGINATED INSURED MORTGAGES
Coinsured Mortgages
-------------------
Investment in FHA-Insured
  Certificates (carried at fair value)
Woodland Apts.
  Minnetonka, MN(7)                            5/29       10/02     8.25% $ 11,748,365   $   11,073,768 $        --  $1,043,897
Spring Lake Village
  St. Petersburg, FL(7)                        7/29        5/03     7.00%(13)4,933,126(12)    4,265,945     115,301     347,799(14)
The Villas
  Lauderhill, FL (6)                           7/29        8/02     8.75%   15,762,692(12)   14,859,882     842,709   1,491,805(14)
St. Charles Place-Phase II
  Miramar, FL (6)                              2/30       12/03    8.625%    3,052,629(8)(12) 2,877,102     106,000     279,571(8)
                                                                          ------------     ------------
     Total investment in FHA-Insured
       Certificates-Originated Insured
       Mortgages                                                            35,496,812       33,076,697
                                                                          ------------     ------------

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                                 SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                DECEMBER 31, 1996

                                                                                                                         Annual
                                                                                                                         Payment
                                                                 Interest                     Net                      (Principal
                                                                 Rate on       Face        Carrying                        and
   Development Name/                       Maturity      Put     Mortgage   Amount of        Value       Cumulative     Interest)
       Location                              Date      Date (1)   (4)(5)    Mortgage     (3)(9)(10)(15) Loan Losses      (4)(11)
-----------------------                    --------    --------  -------- ------------   -------------- -----------   -----------
ACQUIRED INSURED
  MORTGAGES:
-----------------------
Investment in FHA-Insured
  Certificates (carried at fair value)
Southampton Apts.
  Grove City, OH                               4/27          --     8.50%    1,987,281        2,022,420          --       183,038
Pleasantview Nursing Home
  Union, NJ                                    6/29          --     7.75%    3,442,378        3,234,736          --       290,532
                                                                          ------------    -------------
    Total investment in FHA-Insured
      Certificates - Acquired Insured
      Mortgages                                                              5,429,659        5,257,156
                                                                          ------------    -------------
Investment in GNMA Mortgage-Backed
  Securities (carried at fair value)
Brighton Manor
  Petersburg, VA                               3/29          --     7.50%    1,021,844        1,004,922          --        84,243
Cyress Cove
  Jacksonville, FL                             2/28          --     7.30%    6,928,737        6,814,584          --       564,582
Hickory Tree Apts.
  Indianapolis, IN                             4/27          --    7.375%    3,479,938        3,422,735          --       287,772
Main Street Square
  Roundrock, TX                                9/29          --     8.75%    1,358,316        1,402,356          --       126,165
Maple Manor
  Syracuse, NY                                 4/29          --    7.375%    1,236,684        1,216,220          --       100,599
Mountain Village Apts.
  Tucson, AZ                                   5/29          --     7.50%    1,341,271        1,319,048          --       110,441
Oak Grove Apts.
  Baltimore, MD                                6/23          --     7.50%    6,925,682        6,813,607          --       603,107
Oakwood Garden Apts.
  San Jose, CA                                10/23          --     7.75%    9,701,850        9,544,180          --       860,914
Regency Park Apts.
  North St. Paul, MN                           4/24          --     7.00%    1,455,400        1,431,872          --       119,754
Sunflower Apts.
  Tucson, AZ                                   5/29          --     7.50%    1,817,643        1,787,527          --       149,666
                                                                          ------------     ------------
    Total investment in GNMA Mortgage-
      Backed Securities-Acquired Insured
      Mortgages                                                             35,267,365       34,757,051
                                                                          ------------     ------------
    Total investment in FHA-Insured Certificates
       and GNMA Mortgage-Backed Securities                                $ 76,193,836     $ 73,090,904
                                                                          ============     ============

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                                 SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                 DECEMBER 31, 1996
                                                                                                                         Annual
                                                                                                                         Payment
                                                                 Interest                      Net                     (Principal
                                                                 Rate on       Face         Carrying                       and
   Development Name/                       Maturity      Put     Mortgage   Amount of         Value      Cumulative     Interest)
       Location                              Date      Date (1)   (4)(5)    Mortgage     (3)(9)(10)(15) Loan Losses      (4)(11)
-----------------------                    --------    --------  -------- ------------   -------------- -----------   -----------
ORIGINATED INSURED
  MORTGAGES:
------------------
Fully Insured Mortgages
-----------------------
Investment in FHA-Insured
  Loans (carried at amortized cost)(2)
Iroquois Club Apts.
  Naperville, IL                               3/29       12/03     8.25%   18,352,791       19,005,231          --     1,629,873
Colony Square Apts.
  Rocky Mount, NC                             10/28        4/02     8.25%    4,181,607        4,347,424          --       372,352
Argyle Place
  Hickory, NC                                  4/29        7/03     8.25%    4,891,942        5,065,547          --       434,902
Arbor Station
  Montgomery, AL                              10/29        7/02     8.25%    8,684,698        9,014,253          --       771,270
Greenbriar Place
  Glen Ellyn, IL                               4/29        7/02     8.25%    5,727,169        5,945,493          --       508,353
Ridgeview Chase Apts.
  Westminster, MD                              2/30       10/04    8.375%    9,324,027        9,669,874          --       833,588
                                                                          ------------     ------------
Total investment in FHA-Insured Loans -
  Fully Insured Mortgages                                                   51,162,234       53,047,822
                                                                          ------------     ------------
ACQUIRED INSURED MORTGAGE
-------------------------
Investment in FHA-Insured
  Loan - (carried at amortized cost)(2)

Winburn Square
  Lexington, KY                                1/27          --     9.00%      992,484          989,128          --        95,829
                                                                          ------------     ------------

     Total investment in FHA-Insured Loans                                  52,154,718       54,036,950
                                                                          ============     ============

     TOTAL INVESTMENT IN INSURED MORTGAGES                                $128,348,554     $127,127,854
                                                                          ============     ============



              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1996


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

(4) This represents the base interest rate during the permanent phase of this insured mortgage loan. Additional interest (referred to as Participations) measured as a percentage of the net cash flow from the development and of the net proceeds from sale, refinancing or other disposition of the underlying development (as defined in the participation agreements), will also be due. During the years ended December 31, 1996, 1995 and 1994, the Partnership received additional interest of $282,101, $149,788 and $41,059, respectively, from the Participations.

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

(6) These Insured Mortgages are insured under the HUD coinsurance program, as previously discussed. The

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1996


     HUD-approved coinsurance lender for these mortgages is The Patrician Mortgage Company.

(7) These mortgages are insured under the HUD coinsurance program, as previously discussed. Integrated Funding, Inc. is the HUD-approved coinsurance lender, and the Partnership bears the risk of any principal loss, as previously discussed.

(8) This amount represents the Partnership's 45% interest in this Insured Mortgage. The remaining 55% interest was acquired by AIM 88.

(9) A reconciliation of the carrying value of the Insured Mortgages for the years ended December 31, 1996 and 1995, is as follows:

                                        1996                1995
                                    ------------        ------------
Beginning balance                   $162,816,978        $160,265,067

Principal receipts on
 Insured Mortgages                    (1,084,392)         (1,121,467)

Gain on mortgage
  dispositions                         1,616,449               5,208

Disposition of mortgages             (36,343,358)         (6,169,529)

Adjustment to unrealized
  losses on investment in
  Insured Mortgages                      424,970           9,431,165

Adjustment to unrealized
  gains on investment in
  Insured Mortgages                     (302,793)            406,534
                                    ------------        ------------
Ending balance                      $127,127,854        $162,816,978
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

                                DECEMBER 31, 1996


(11) Principal and interest are payable at level amounts over the life of the Insured Mortgages.

(12) Represents principal amount subject to delinquent principal or interest. See Note 4 to the financial statements.

(13) Pursuant to a modification agreement dated February 1996, the interest rate on this mortgage was reduced to 6% through December 1996, increasing to 6.75% for 1997 and 7% for all subsequent years. See Note 4 to the financial statements.

(14) Annual payment reflects required principal and interest payments for 1996 as per the modification agreement.

(15) As of December 31, 1996 and 1995, the tax basis of the Insured Mortgages was approximately $131.3 million and $167.2 million, respectively.