Form 10-Q
period 1997-03-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1997-05-14
CIK 784014

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended           March 31, 1997
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

     As of March 31, 1997, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                                         Page
                                                         ----
PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - March 31, 1997 (unaudited)
            and December 31, 1996 . . . . . . . . . . .     3

          Statements of Operations - for the
            three months ended March 31, 1997
            and 1996 (unaudited)  . . . . . . . . . . .     4

          Statement of Changes in Partners' Equity -
            for the three months ended March 31,
            1997 (unaudited)  . . . . . . . . . . . . .     5

          Statements of Cash Flows - for the three
            months ended March 31, 1997
            and 1996 (unaudited)  . . . . . . . . . . .     6

          Notes to Financial Statements
            (unaudited) . . . . . . . . . . . . . . . .     7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . .    13

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .    16

Signature   . . . . . . . . . . . . . . . . . . . . . .    17

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS


                                                   March 31,      December 31,
                                                      1997            1996
                                                 --------------   -------------
                                                  (Unaudited)
                                    ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Originated insured mortgages                 $   32,508,936   $  33,076,697
    Acquired insured mortgages                       38,926,381      40,014,207
                                                 --------------   -------------
                                                     71,435,317      73,090,904
                                                 --------------   -------------
Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  premium and discount:
    Originated insured mortgages                     52,957,796      53,047,822
    Acquired insured mortgage                           987,508         989,128
                                                 --------------   -------------
                                                     53,945,304      54,036,950

Cash and cash equivalents                             7,493,632      38,580,668

Investment in affiliate                                 471,109         471,109

Receivables and other assets                          3,433,993       3,103,526
                                                 --------------   -------------
     Total assets                                $  136,779,355   $ 169,283,157
                                                 ==============   =============


                        LIABILITIES AND PARTNERS' EQUITY


Distributions payable                            $    7,552,279   $  33,532,120

Note payable and due to affiliate                       487,287         478,612

Accounts payable and accrued expenses                   146,821         135,694
                                                 --------------   -------------
     Total liabilities                                8,186,387      34,146,426
                                                 --------------   -------------
Partners' equity:
  Limited partners' equity                          136,347,579     141,161,141
  General partner's deficit                          (2,860,047)     (2,612,029)
  Unrealized gains on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-backed Securities                      82,831         103,741
  Unrealized losses on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-backed Securities                  (4,977,395)     (3,516,122)
                                                 --------------   -------------
     Total partners' equity                         128,592,968     135,136,731
                                                 --------------   -------------
     Total liabilities and
       partners' equity                          $  136,779,355   $ 169,283,157
                                                 ==============   =============

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                               For the three months ended
                                                       March 31,
                                           --------------------------------
                                               1997               1996
                                           ------------       ------------
Income:
  Mortgage investment income               $  2,581,047       $  3,337,362
  Interest and other income                     257,044            130,672
                                           ------------       ------------
                                              2,838,091          3,468,034
                                           ------------       ------------
Expenses:
  Asset management fee to
    related parties                             247,605            395,670
  General and administrative                     91,112            115,658
  Interest expense to
    affiliate                                     8,675              8,675
                                           ------------       ------------
                                                347,392            520,003
                                           ------------       ------------
Earnings before gain on mortgage
  disposition                                 2,490,699          2,948,031

Gain on mortgage disposition                         --             37,325
                                           ------------       ------------
     Net earnings                          $  2,490,699       $  2,985,356
                                           ============       ============

Net earnings allocated to:
  Limited partners - 95.1%                 $  2,368,655       $  2,839,074
  General partner  - 4.9%                       122,044            146,282
                                           ------------       ------------
                                           $  2,490,699       $  2,985,356
                                           ============       ============
Net earnings per Limited
  Partnership Unit                         $       0.25       $       0.30
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                STATEMENT OF CHANGES IN PARTNERS' EQUITY

                               For the three months ended March 31, 1997

                                               (Unaudited)






                                                                      Unrealized      Unrealized
                                                                       Gains on        Losses on
                                                                      Investment      Investment
                                       General         Limited        in Insured      in Insured
                                       Partner         Partners        Mortgages       Mortgages        Total
                                    -------------    -------------   -------------   ------------   ------------

Balance, December 31, 1996          $  (2,612,029)   $ 141,161,141   $     103,741   $ (3,516,122)  $135,136,731

  Net earnings                            122,044        2,368,655              --             --      2,490,699

  Distributions paid or
   accrued of $0.75 per
   Unit, including return of
   of capital of $0.50 per Unit          (370,062)      (7,182,217)             --             --     (7,552,279)

  Adjustment to unrealized
   gains on investment in
   Insured Mortgages                           --               --         (20,910)            --        (20,910)

  Adjustment to unrealized
   losses on investment in
   Insured Mortgages                           --               --              --     (1,461,273)    (1,461,273)
                                    -------------    -------------   -------------   ------------   ------------
Balance, March 31, 1997             $  (2,860,047)   $ 136,347,579   $      82,831   $ (4,977,395)  $128,592,968
                                    =============    =============   =============   ============   ============

Limited Partnership Units outstanding -
  March 31, 1997                                         9,576,290
                                                     =============


                                             The accompanying notes are an integral part
                                                   of these financial statements.


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                         STATEMENTS OF CASH FLOWS

                                                (Unaudited)

                                                                           For the three months ended
                                                                                     March 31,
                                                                             1997              1996
                                                                         ------------      ------------
  Cash flows from operating activities:

    Net earnings                                                         $  2,490,699      $  2,985,356

    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Gain on mortgage disposition                                                 --           (37,325)
      Changes in assets and liabilities:
        Increase in note payable and due
          to affiliate                                                          8,675             8,675
        Increase (decrease) in accounts payable and accrued expenses           11,127           (33,159)
        Increase in receivables and other assets                             (318,467)          (34,359)
                                                                         ------------      ------------
        Net cash provided by operating activities                           2,192,034         2,889,188
                                                                         ------------      ------------
  Cash flows from investing activities:

    Proceeds from disposition of mortgages                                         --            37,325
    Receipt of principal from scheduled payments                              253,050           188,519
                                                                         ------------      ------------
        Net cash provided by investing activities                             253,050           225,844
                                                                         ------------      ------------

  Cash flows from financing activities:
    Distributions paid to partners                                        (33,532,120)       (3,323,003)
                                                                         ------------      ------------
        Net cash used in financing activities                             (33,532,120)       (3,323,003)
                                                                         ------------      ------------
  Net decrease in cash and cash equivalents                               (31,087,036)         (207,971)

  Cash and cash equivalents, beginning of period                           38,580,668         8,774,654
                                                                         ------------      ------------
  Cash and cash equivalents, end of period                               $  7,493,632      $  8,566,683
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

     The Partnership's investment in mortgages includes participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration (FHA) programs (FHA-Insured Certificates), mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA Mortgage-Backed Securities) and FHA-insured mortgage loans (FHA-Insured Loans). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans, insured in whole or in part by the federal government, are non-recourse first liens on multifamily residential developments or retirement homes. As discussed in Note 3, certain of the FHA-Insured Certificates are secured by co-insured mortgages.

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 1997 and December 31, 1996 and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1996.

     New Accounting Standards
     ------------------------
          In February 1997, FASB issued SFAS No. 128 "Earnings per Share" ("FAS 128"). FAS 128 changes the requirements for calculation and disclosure of earnings per share. This statement eliminates the calculation of primary earnings per share and requires the disclosure of basic earnings per share and diluted earnings per share. There will be no impact to the earnings per Unit of limited partnership interest.

          During 1997 FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"). FAS 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   BASIS OF PRESENTATION - Continued

     companies subject to portions of its requirements. The Partnership does not anticipate an impact to its current disclosures.

3.   INVESTMENT IN INSURED MORTGAGES

     The following is a discussion of the Partnership's investment in FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of March 31, 1997 and December 31, 1996:

          Fully Insured Originated Insured Mortgages and
          Acquired Insured Mortgages
          ----------------------------------------------
          Listed below is the Partnership's aggregate investment in Fully Insured Mortgages as of March 31, 1997 and December 31, 1996:

                                         March 31,    December 31,
                                           1997           1996
                                       ------------   ------------
Fully Insured Originated Insured:
  Number of Mortgages                             6              6
  Amortized Cost                       $ 52,957,796  $  53,047,822
  Face Value                             51,082,235     51,162,234
  Fair Value                             51,620,175     52,063,040

Fully Insured Acquired Insured:
  Number of
    GNMA Mortgage-Backed
      Securities                                 10             10
    FHA-Insured Certificates                      2              2
    FHA-Insured Loan                              1              1
  Amortized Cost                       $ 41,644,672  $  41,743,903
  Face Value                             41,590,797     41,689,508
  Fair Value                             39,927,691     41,024,194


          As of May 1, 1997, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest.

          In addition to base interest payments from Fully Insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three months ended March 31, 1997 and 1996, the Partnership received additional interest of $22,119 and $20,439, respectively, from the fully insured Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

          Originated Coinsured FHA-Insured Certificates
          ---------------------------------------------
          As of March 31, 1997 and December 31, 1996, the Partnership, had invested in four FHA-Insured Certificates secured by coinsured mortgages. As of March 31, 1997 and December 31, 1996, two of the four FHA-Insured

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN INSURED MORTGAGES - Continued

     Certificates secured by coinsured mortgages are coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company (Patrician), under the HUD coinsurance program.

     1.   Coinsured by third party
          ------------------------
          As of March 31, 1997, the two originated coinsured mortgages which are coinsured by Patrician, The Villas and St. Charles Place - Phase II, were delinquent with respect to the payment of principal and interest. The following is a discussion of actual and potential performance problems with respect to the mortgage investments.

          Listed below are the Originated Insured Mortgages co-insured by
          Patrician:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN INSURED MORTGAGES - Continued


                                      March 31, 1997                                        December 31, 1996
                        ---------------------------------------------        ------------------------------------------
                          Amortized          Face           Fair               Amortized       Face           Fair
                            Cost             Value          Value                Cost          Value          Value
                        ------------      ------------   ------------        ------------  ------------    ------------
The Villas(1)           $ 15,500,882      $ 15,734,591   $ 14,718,722        $ 15,528,982  $ 15,762,692    $ 14,859,882
St. Charles Place -
  Phase II(2)              3,048,529         3,048,529      2,851,662           3,052,629     3,052,629       2,877,102


(1)  As of May 1, 1997, the mortgagor has made payments of principal and interest due on the original mortgage through November
     1995, and has made payments of principal and interest due under a modification agreement through August 1993.  Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.

(2)  These amounts represent the Partnership's approximate 45% ownership interest in the mortgage.  The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88, an affiliate of the Partnership.  As of May 1, 1997, the mortgagor has made payments of principal and interest due on the mortgage through October 1995 to the Partnership.
     Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.


          The General Partner intends to continue to oversee the Partnership's interest in these mortgages in an effort to ensure that Patrician meets its coinsurance obligations. The General Partner's assessment of the realizability of The Villas and St. Charles Place-Phase II mortgages is based on the most recent information available, and to the extent these conditions change or additional information becomes available, then the General Partner's assessment may change. However, the General Partner does not believe that there would be a material adverse impact on the Partnership's financial condition or its results of operations should Patrician be unable to comply with its full coinsurance obligation.

     2.   Coinsured by affiliate
          ----------------------
          As of March 31, 1997 and December 31, 1996, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is Integrated Funding, Inc.
          (IFI), an affiliate of the Partnership.

          As of May 1, 1997, these two IFI coinsured mortgages, as shown in the table below, were current with respect to the payment of principal and interest. The mortgage on Spring Lake Village, which had been previously delinquent, had been modified a second time as of February 1996. The interest rate on this mortgage was reduced to 6.75% for 1997 and will return to the previous rate of 7% for all subsequent years. Delinquent principal and interest payments from September 1, 1996 through December 1, 1996 have been deferred with quarterly payments to be paid out of available cash flow on the deferred amount. No payments have been made on the deferred amount due to insufficient cash flows. The impact of this modification will result in a decrease in mortgage interest income for the first two years of the

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN INSURED MORTGAGES - Continued

          modification commencing February 1996.

          The General Partner believes there is adequate collateral value underlying these coinsured mortgages. Accordingly, no loan losses were recognized on these mortgages during the three months ended March 31, 1997 and 1996. As of March 31, 1997 and December 31, 1996, these two investments had an aggregate fair value of $14,938,552 and $15,339,713, respectively.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN INSURED MORTGAGES - Continued

                                March 31, 1997                December 31, 1996
                        ----------------------------     ----------------------------      Cumulative
                          Amortized        Face            Amortized          Face         Loan Losses
                            Cost           Value             Cost             Value        Recognized
                        ------------    ------------     ------------    ------------     ------------
Woodland Apartments     $ 12,145,651    $ 11,729,572     $ 12,166,667    $ 11,748,365     $         --
Spring Lake Village        4,977,655       4,922,548        5,000,233       4,933,126          115,301


          In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages contain such Participations. During the three months ended March 31, 1997 and 1996, the Partnership received additional interest of $0 and $67,454, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

4.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 1997 and 1996 are as follows:

                                      1997              1996
                                    ---------        ---------

Quarter ended March 31,             $    0.75(1)     $    0.91(2)
                                    =========        =========


(1) This amount includes approximately $0.53 per Unit return of capital and gain from the prepayment of the mortgage on Carmen Drive Estates. In addition, this amount includes $.01 per Unit representing previously undistributed accrued interest from St. Charles Place-Phase II and The Villas.
(2) This amount includes $0.61 cents per Unit return of capital due to the prepayment of the mortgage on Lakewood Villas, as well as $0.03 per unit representing previously undistributed accrued interest received from two delinquent mortgages.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   DISTRIBUTIONS TO UNITHOLDERS - Continued

professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

5.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three months ended March 31, 1997 and 1996, earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

5.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                                                  For the three months
                                      Capacity in Which              ended March 31,
Name of Recipient                        Served/Item                 1997           1996
-----------------                --------------------------      ----------       --------
CRIIMI, Inc.                     General Partner/Distribution    $  370,062       $449,008

AIM Acquisition                  Advisor/Asset Management Fee       247,605        395,670
Partners, L.P.(1)

CRIIMI MAE                       Affiliate of General Partner/
Management,                      Expense Reimbursement               15,600         20,144
Inc.

(1)  The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to
     0.75% and 0.95% of Total Invested Assets (as defined in the Partnership Agreement) for the three months ended March 31, 1997 and 1996, respectively.  CRIIMI MAE Services Limited Partnership, the sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of 0.28% of Total Invested Assets.  Of the amounts paid to the Advisor, the Sub-advisor earned a fee equal to
     $92,430 and $116,610, for the three months ended March 31, 1997 and 1996.  The Sub-advisor is an affiliate of CRIIMI MAE.


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

General
-------
     As of March 31, 1997, the Partnership had invested in 23 insured mortgages, with an aggregate amortized cost of approximately $130 million, an aggregate face value of approximately $128 million and an aggregate fair value of approximately $124 million, as discussed below.

     As of May 1, 1997, all of the fully insured FHA-Insured Certificates, GNMA Mortgage Backed Securities and FHA-Insured loans were current with respect to payment of principal and interest. As of May 1, 1997, two of the four coinsured FHA-Insured Certificates were delinquent with respect to payment of principal and interest. As discussed in Note 3 to the financial statements, management does not anticipate that these delinquencies will have an adverse material impact on the Partnership's financial statements.

Results of Operations
---------------------
     Net earnings decreased for the three months ended March 31, 1997 as compared to the corresponding period in 1996. This decrease was primarily due to the disposition of four mortgages in November and December 1996, as discussed below.

     Mortgage investment income decreased for the three months ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to the prepayment of the mortgage on Woodbine at Lakewood Apartments in November 1996 and the mortgages on Pembrook Apartments, Carmen Drive Estates and Skyridge Club in December 1996.

     Interest and other income increased for the three months ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to the investment of proceeds received from three mortgages which prepaid in November and early December 1996 and were distributed on February 3, 1997, as previously discussed. The fourth mortgage prepaid in late December 1996, the proceeds of which were distributed on May 1, 1997. This compares to the investment of proceeds from one mortgage which prepaid in December 1995 and whose proceeds were distributed in May 1996.

     Asset management fees to related parties decreased for the three months ended March 31, 1997 as compared to the corresponding period in 1996. As of January 1, 1997, the asset management fee to the Advisor was reduced to 0.75% from 0.95% of Total Invested Assets, pursuant to the Partnership Agreement dated October 1, 1991. In addition, the asset management fee decreased due to the disposition of four mortgages in late 1996, as discussed above.

     General and administrative expenses decreased for the three months ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to a reduction in legal-related expenses associated with the transfer to IFI of certain coinsured mortgages in 1996.

     Gain on mortgage disposition decreased for the three months ended March 31, 1997 as compared to the corresponding period in 1996, due to additional gain recognized in the first quarter of 1996 related to the December 1995 prepayment of the mortgage on Lakewood Villas. No mortgage investments were disposed of

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


during the three months ended March 31, 1997.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first three months of 1997 to meet operating requirements.

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

     Net cash provided by operating activities decreased for the three months ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to the decrease in net earnings, as discussed above. In addition, receivables and other assets increased as a result of increases in the number of delinquent mortgage payments from The Villas and St. Charles Place-Phase II mortgages.

     Net cash provided by investing activities increased for the three months ended March 31, 1997 as compared to the corresponding period in 1996. This increase is primarily due to a reduction in principal from scheduled payments in 1996 resulting from the modification of the mortgage on Springlake Village, as discussed in Note 3. This increase was offset by a reduction in scheduled principal payments resulting from the decrease in the mortgage base.

     Net cash used in financing activities increased for the three months ended March 31, 1997 as compared to the corresponding period in 1996. This increase was due to the distribution of return of capital and gain from the prepayment of three mortgages during late 1996, as discussed previously.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1997.

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


May 12, 1997                  /s/ Cynthia O. Azzara
---------------------------   -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer