Form 10-Q
period 1997-06-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1997-08-14
CIK 784014

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended           June 30, 1997
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

     As of June 30, 1997, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997

                                                         Page
                                                         ----
PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - June 30, 1997 (unaudited)
            and December 31, 1996 . . . . . . . . . . .     3

          Statements of Operations - for the three and
            six months ended June 30, 1997
            and 1996 (unaudited)  . . . . . . . . . . .     5

          Statement of Changes in Partners' Equity -
            for the six months ended June 30,
            1997 (unaudited)  . . . . . . . . . . . . .     6

          Statements of Cash Flows - for the six
            months ended June 30, 1997
            and 1996 (unaudited)  . . . . . . . . . . .     7

          Notes to Financial Statements
            (unaudited) . . . . . . . . . . . . . . . .     8

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . .    17

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .    19

Signature   . . . . . . . . . . . . . . . . . . . . . .    20

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                             BALANCE SHEETS




                                                                         June 30,       December 31,
                                                                           1997             1996
                                                                      --------------    -------------
                                                                       (Unaudited)
                                                              ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Originated insured mortgages                                      $   33,104,168    $  33,076,697
    Acquired insured mortgages                                            39,922,842       40,014,207
                                                                      --------------    -------------
                                                                          73,027,010       73,090,904
                                                                      --------------    -------------
Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  premium and discount:
    Originated insured mortgages                                          52,865,981       53,047,822
    Acquired insured mortgage                                                985,851          989,128
                                                                      --------------    -------------
                                                                          53,851,832       54,036,950

Cash and cash equivalents                                                  2,073,305       38,580,668

Investment in affiliate                                                      658,486          471,109

Receivables and other assets                                               3,896,241        3,103,526
                                                                      --------------    -------------
     Total assets                                                     $  133,506,874    $ 169,283,157
                                                                      ==============    =============


                                                   LIABILITIES AND PARTNERS' EQUITY


Distributions payable                                                 $    2,114,638    $  33,532,120

Note payable and due to affiliate                                            679,096          478,612

Accounts payable and accrued expenses                                        175,233          135,694
                                                                      --------------    -------------
     Total liabilities                                                     2,968,967       34,146,426
                                                                      --------------    -------------
Partners' equity:
  Limited partners' equity                                               136,515,592      141,161,141
  General partner's deficit                                               (2,851,390)      (2,612,029)
  Unrealized gains on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-backed Securities                                           95,778          103,741
  Unrealized losses on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-backed Securities                                       (3,222,073)      (3,516,122)
                                                                      --------------    -------------
     Total partners' equity                                              130,537,907      135,136,731
                                                                      --------------    -------------
     Total liabilities and
       partners' equity                                               $  133,506,874    $ 169,283,157
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


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                        STATEMENTS OF OPERATIONS

                                               (Unaudited)


                                               For the three months ended        For the six months ended
                                                        June 30,                         June 30,
                                             ----------------------------      ----------------------------
                                                 1997            1996              1997            1996
                                             ------------    ------------      ------------    ------------
Income:
  Mortgage investment income                 $  2,602,790    $  3,468,561      $  5,183,837    $  6,805,923
  Interest and other income                        55,570          55,764           312,614         186,436
                                             ------------    ------------      ------------    ------------
                                                2,658,360       3,524,325         5,496,451       6,992,359
                                             ------------    ------------      ------------    ------------
Expenses:
  Asset management fee to
    related parties                               247,605         395,670           495,210         791,340
  General and administrative                      107,512         139,622           198,624         255,280
  Interest expense to affiliate                    11,935           8,675            20,610          17,350
                                             ------------    ------------      ------------    ------------
                                                  367,052         543,967           714,444       1,063,970
                                             ------------    ------------      ------------    ------------

Earnings before gain on mortgage
  disposition                                   2,291,308       2,980,358         4,782,007       5,928,389

Gain on mortgage disposition                           --              --                --          37,325
                                             ------------    ------------      ------------    ------------
    Net earnings                             $  2,291,308    $  2,980,358      $  4,782,007    $  5,965,714
                                             ============    ============      ============    ============


Net earnings allocated to:
  Limited partners - 95.1%$                  $  2,179,034    $  2,834,320      $  4,547,689    $  5,673,394
  General partners - 4.9%                         112,274         146,038           234,318         292,320
                                             ------------    ------------      ------------    ------------
                                             $  2,291,308    $  2,980,358      $  4,782,007    $  5,965,714
                                             ============    ============      ============    ============

Net earnings per Limited
  Partnership Unit                           $       0.22    $       0.29      $       0.47    $       0.59
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                   STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                    For the six months ended June 30, 1997

                                                             (Unaudited)






                                                                  Unrealized     Unrealized
                                                                   Gains on      Losses on
                                                                  Investment     Investment
                                     General        Limited       in Insured     in Insured
                                     Partner        Partners       Mortgages      Mortgages       Total
                                  -------------   -------------  -------------  ------------  ------------

Balance, December 31, 1996        $  (2,612,029)  $ 141,161,141  $     103,741  $ (3,516,122) $135,136,731

  Net earnings                          234,318       4,547,689             --            --     4,782,007

  Distributions paid or
   accrued of $0.96 per
   Unit, including return of
  of capital of $0.49 per Unit        (473,679)     (9,193,238)            --            --    (9,666,917)

  Adjustment to unrealized
   gains on investment in
   Insured Mortgages                         --              --         (7,963)           --        (7,963)

  Adjustment to unrealized
   losses on investment in
   Insured Mortgages                         --              --             --       294,049       294,049
                                  -------------   -------------  -------------  ------------  ------------
Balance, June 30, 1997            $  (2,851,390)  $ 136,515,592  $      95,778  $ (3,222,073) $130,537,907
                                  =============   =============  =============  ============  ============

Limited Partnership Units outstanding -
  June 30, 1997                                       9,576,290
                                                  =============


                                             The accompanying notes are an integral part
                                                   of these financial statements.


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                           STATEMENTS OF CASH FLOWS

                                                 (Unaudited)

                                                                             For the six months ended
                                                                                       June 30,
                                                                              1997              1996
                                                                          ------------      ------------
  Cash flows from operating activities:

    Net earnings                                                          $  4,782,007      $  5,965,714

    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Gain on mortgage disposition                                                  --           (37,325)
      Changes in assets and liabilities:
        Increase in note payable and due
          to affiliate                                                         200,484            17,350
        Increase in accounts payable and accrued expenses                       39,539            29,311
        Increase in receivables and other assets                              (768,715)         (477,026)
        Increase in investment in affiliate                                   (187,377)               --
                                                                          ------------      ------------
        Net cash provided by operating activities                            4,065,938         5,498,024
                                                                           -----------      ------------
  Cash flows from investing activities:

    Proceeds from mortgage disposition                                              --            37,325
    Receipt of principal from scheduled payments                               511,098           493,981
                                                                          ------------      ------------
        Net cash provided by investing activities                              511,098           531,306
                                                                          ------------      ------------

  Cash flows from financing activities:
    Distributions paid to partners                                         (41,084,399)      (12,486,435)
                                                                          ------------      ------------
        Net cash used in financing activities                              (41,084,399)      (12,486,435)
                                                                          ------------      ------------
  Net decrease in cash and cash equivalents                                (36,507,363)       (6,457,105)

  Cash and cash equivalents, beginning of period                            38,580,668         8,774,654
                                                                          ------------      ------------
  Cash and cash equivalents, end of period                                $  2,073,305      $  2,317,549
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

     The Partnership's investment in mortgages includes participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration (FHA) programs (FHA-Insured Certificates), mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA Mortgage-Backed Securities) and FHA-insured mortgage loans (FHA-Insured Loans and together with FHA-Insured Certificates and GNMA Mortgage-Backed Securities referred to herein as Insured Mortgages). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans, insured in whole or in part by the federal government, are non-recourse first liens on multifamily residential developments or retirement homes. As discussed in Note 3, certain of the FHA-Insured Certificates are secured by coinsured mortgages.

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 1997 and December 31, 1996 and the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1996.

     New Accounting Standards
     ------------------------
          In February 1997, FASB issued SFAS No. 128 "Earnings per Share" (FAS
     128). FAS 128 changes the requirements for calculation and disclosure of earnings per share. This statement eliminates the calculation of primary earnings per share and requires the disclosure of basic earnings per share and diluted earnings per share. There will be no impact to the earnings per Unit of limited partnership interest.

          During 1997 FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" (FAS 129). FAS 129 continues the existing requirements

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   BASIS OF PRESENTATION - Continued

     to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. The Partnership does not anticipate an impact to its current disclosures.

          During 1997 FASB issued SFAS No. 130 "Reporting Comprehensive Income" (FAS 130). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in either the statement of income or in another statement of comprehensive income. This would include net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale". FAS 130 is effective beginning January 1, 1998.

3.   INVESTMENT IN INSURED MORTGAGES

     The following is a discussion of the Partnership's investment in FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of June 30, 1997 and December 31, 1996:

          Fully Insured Originated Insured Mortgages and
          Acquired Insured Mortgages
          ----------------------------------------------
          Listed below is the Partnership's aggregate investment in fully Insured Mortgages as of June 30, 1997 and December 31, 1996:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN INSURED MORTGAGES - Continued

                                              June 30,      December 31,
                                                1997            1996
                                            ------------    ------------
Fully Insured Originated Insured:
  Number of Mortgages                                  6               6
  Amortized Cost                            $ 52,865,981    $ 53,047,822
  Face Value                                  51,000,572      51,162,234
  Fair Value                                  52,048,539      52,063,040

Fully Insured Acquired Insured:
  Number of
    GNMA Mortgage-Backed
      Securities                                      10              10
    FHA-Insured Certificates                           2               2
    FHA-Insured Loan                                   1               1
  Amortized Cost                            $ 41,543,548    $ 41,743,903
  Face Value                                  41,490,196      41,689,508
  Fair Value                                  40,932,370      41,024,194

          As of August 1, 1997, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest, except for Southampton Apartments which is delinquent with respect to the June 1997 principal and interest.

          In addition to base interest payments from fully insured originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and six months ended June 30, 1997, the Partnership received additional interest of $48,812 and $70,931 from the fully insured Participations. During the three and six months ended June 30, 1996 the Partnership received additional interest of $120,376 and $140,815, respectively, from the fully insured Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

          Originated Coinsured FHA-Insured Certificates
          ---------------------------------------------
          As of June 30, 1997 and December 31, 1996, the Partnership had invested in four FHA-Insured Certificates secured by coinsured mortgages. As of June 30, 1997 and December 31, 1996, two of the four FHA-Insured Certificates secured by coinsured mortgages are coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company (Patrician), under the HUD coinsurance program.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN INSURED MORTGAGES - Continued

     1.   Coinsured by third party
          ------------------------
          As of June 30, 1997, the two originated coinsured mortgages which are coinsured by Patrician, The Villas and St. Charles Place - Phase II, were delinquent with respect to the payment of principal and interest. The following is a discussion of actual and potential performance problems with respect to the mortgage investments.

          Listed below are the originated Insured Mortgages co-insured by
          Patrician:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN INSURED MORTGAGES - Continued


                                             June 30, 1997                                      December 31, 1996
                             ---------------------------------------------      ------------------------------------------
                               Amortized         Face            Fair             Amortized       Face           Fair
                                 Cost            Value           Value              Cost          Value          Value
                             ------------     ------------    ------------      ------------  ------------    ------------
The Villas(1)                $ 15,472,153     $ 15,705,863    $ 14,852,564      $ 15,528,982  $ 15,762,692    $ 14,859,882
St. Charles Place -
  Phase II(2)                   3,044,340        3,044,341       2,878,231         3,052,629     3,052,629       2,877,102


(1)  As of August 1, 1997, the mortgagor has made payments of principal and interest due on the original mortgage through November
     1995, and has made payments of principal and interest due under a modification agreement through August 1993.  Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.

(2)  These amounts represent the Partnership's approximate 45% ownership interest in the mortgage.  The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88, an affiliate of the Partnership.  As of August 1,
     1997, the mortgagor has made payments of principal and interest due on the mortgage through November 1995 to the Partnership.
     Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.


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

     2.   Coinsured by affiliate
          ----------------------
          As of June 30, 1997 and December 31, 1996, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is Integrated Funding, Inc.
          (IFI), an affiliate of the Partnership.

          As of August 1, 1997, Woodland Apartments was current with respect to the payment of principal and interest. Spring Lake Village was delinquent with respect to the June 1997 principal and interest. The mortgage on Spring Lake Village, which had been previously delinquent, had been modified a second time as of February 1996. The interest rate on this mortgage was reduced to 6.75% for 1997 and will return to the previous rate of 7% for all subsequent years. Delinquent principal and interest payments from September 1, 1996 through December 1, 1996 have been deferred with quarterly payments to be paid out of available cash flow on the deferred amount. No payments have been made on the deferred amount due to insufficient cash flows. The impact of this modification resulted in a decrease in mortgage interest income for the first two years of the modification commencing

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN INSURED MORTGAGES - Continued

          February 1996.

          The General Partner believes there is adequate collateral value underlying these coinsured mortgages. Accordingly, no loan losses were recognized on these mortgages during the six months ended June 30, 1997 and 1996. As of June 30, 1997 and December 31, 1996, these two investments had an aggregate fair value of $15,373,373 and $15,339,713, respectively.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN INSURED MORTGAGES - Continued

                                    June 30, 1997              December 31, 1996
                           ----------------------------   ---------------------------     Cumulative
                             Amortized        Face          Amortized         Face        Loan Losses
                               Cost           Value           Cost            Value       Recognized
                           ------------    ------------   ------------   ------------    ------------
Woodland Apartments        $ 12,124,218    $ 11,710,389   $ 12,166,667   $ 11,748,365    $         --
Spring Lake Village           4,954,897       4,911,790      5,000,233      4,933,126         115,301


          In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages contain such Participations. During the three and six months ended June 30, 1997, the Partnership has not received additional interest from the Participations. During the three and six months ended June 30, 1996, the Partnership received additional interest of $42,799 and $110,253, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

4.   INVESTMENT IN AFFILIATE, NOTE PAYABLE AND DUE TO AFFILIATE

     In order to capitalize IFI with sufficient net worth under HUD regulations, in April 1994, American Insured Mortgage Investors L.P. - Series 88 (AIM 88), an affiliate of the Partnership, transferred a GNMA mortgage-backed security in the amount of $2.0 million to IFI. The Partnership and American Insured Mortgages Investors L.P. - Series 85 (AIM 85), an affiliate of the Partnership, each issued a demand note payable to AIM 88 and recorded an investment in IFI through an affiliate (AIM Mortgage, Inc.) in proportion to each entity's coinsured mortgages for which IFI was mortgagee of record as of April 15, 1994. Interest expense on the note payable is based on an interest rate of 7.25% per annum. In April 1997, the GNMA mortgage-backed security, with a current balance of $1.9 million, was reallocated between the Partnership and AIM 88. As a result, a new demand note payable to AIM 88 was issued and the investment in IFI was updated.

     IFI had entered into an expense reimbursement agreement with the Partnership, AIM 85 and AIM 88 (collectively the AIM Funds) whereby IFI reimburses the AIM Funds for general and administrative expenses incurred on behalf of IFI. The expense reimbursement is allocated to the AIM Funds based on an amount proportionate to each entity's IFI coinsured mortgages. The expense reimbursement, interest from the two notes and the Partnership's equity interest in IFI's net income or loss, substantially equals the mortgage principal and interest on the GNMA mortgage-backed security transferred to IFI. In April 1997, this agreement was amended to exclude AIM 85 which no longer holds coinsured mortgages.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 1997 and 1996 are as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


5.   DISTRIBUTIONS TO UNITHOLDERS - Continued

                                      1997              1996
                                    ---------        ---------

Quarter ended March 31,             $    0.75(1)     $    0.91(2)
Quarter ended June 30,                   0.21             0.30(3)
                                    ---------        ---------
                                         0.96             1.21
                                    =========        =========


(1) This amount includes approximately $0.53 per Unit return of capital and gain from the prepayment of the mortgage on Carmen Drive Estates. In addition, this amount includes $0.01 per Unit representing previously undistributed accrued interest from St. Charles Place-Phase II and The Villas.
(2) This amount includes $0.61 cents per Unit return of capital due to the prepayment of the mortgage on Lakewood Villas, as well as $0.03 per unit representing previously undistributed accrued interest received from two delinquent mortgages.
(3) This amount includes approximately $0.03 per Unit representing undistributed accrued interest received from two delinquent mortgages.

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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three and six months ended June 30, 1997 and 1996, earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                                             For the three months        For the six months
                             Capacity in Which                  ended June 30,              ended June 30,
Name of Recipient               Served/Item                   1997           1996         1997            1996
-----------------       ----------------------------        --------       --------     --------        --------
CRIIMI, Inc.            General Partner/Distribution        $103,617       $148,025     $473,679        $597,033

AIM Acquisition         Advisor/Asset Management Fee         247,605        395,670      495,210         791,340
  Partners, L.P. (1)

CRIIMI MAE              Affiliate of General Partner/
  Management, Inc.        Expense Reimbursement               27,090         37,136       42,690          57,280

(1)  The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to
     0.75% and 0.95% of Total Invested Assets (as defined in the Partnership Agreement) for the six months ended June 30, 1997 and
     1996, respectively.  CRIIMI MAE Services Limited Partnership, the sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of 0.28% of Total Invested Assets.  Of the amounts paid to the Advisor, the Sub-advisor earned a fee equal to $92,430 and $184,860, for the three and six months ended June 30, 1997, respectively, and earned a fee equal to $116,610 and $233,220, for the three and six months ended June 30, 1996, respectively.  The Sub-advisor is an affiliate of CRIIMI MAE.


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

General
-------
     As of June 30, 1997, the Partnership had invested in 23 insured mortgages, with an aggregate amortized cost of approximately $130 million, an aggregate face value of approximately $128 million and an aggregate fair value of approximately $126 million, as discussed below.

     As of August 1, 1997, all of the fully insured FHA-Insured Certificates, GNMA Mortgage Backed Securities and FHA-Insured loans were current with respect to payment of principal and interest, except for Southampton Apartments which is delinquent with respect to the June 1997 principal and interest. As of August 1, 1997, three of the four coinsured FHA-Insured Certificates were delinquent with respect to payment of principal and interest. As discussed in Note 3 to the financial statements, management does not anticipate that these delinquencies will have an adverse material impact on the Partnership's financial statements.

Results of Operations
---------------------
     Net earnings decreased for the three and six months ended June 30, 1997, as compared to the corresponding periods in 1996. This decrease was primarily due to the reduction in the mortgage base, as discussed below.

     Mortgage investment income decreased for the three and six months ended June 30, 1997, as compared to the corresponding periods in 1996, primarily due to the prepayment of the mortgage on Woodbine at Lakewood Apartments in November 1996 and the mortgages on Pembrook Apartments, Carmen Drive Estates and Skyridge Club in December 1996.

     Interest and other income increased for the six months ended June 30, 1997, as compared to the corresponding period in 1996, primarily due to the investment of proceeds received from three mortgages which prepaid in November and early December 1996 and were distributed on February 3, 1997, as previously discussed. The fourth mortgage prepaid in late December 1996, the proceeds of which were distributed on May 1, 1997. This compares to the investment of proceeds from one mortgage which prepaid in December 1995 and whose proceeds were distributed in May 1996.

     Asset management fees to related parties decreased for the three and six months ended June 30, 1997, as compared to the corresponding periods in 1996.
As of January 1, 1997, the asset management fee to the Advisor was reduced to 0.75% from 0.95% of Total Invested Assets, pursuant to the Partnership Agreement dated October 1, 1991. In addition, the asset management fee decreased due to the disposition of four mortgages in late 1996, as discussed above.

     General and administrative expenses decreased for the three and six months ended June 30, 1997, as compared to the corresponding periods in 1996, primarily due to a reduction in legal-related expenses associated with the transfer to IFI certain coinsured mortgages in 1995.

     Interest expense to affiliate increased for the three and six months ended June 30, 1997, as compared to the corresponding periods in 1996. This increase is primarily due to the revision of the note payable to affiliate, as discussed in Note 4 of the financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     Gain on mortgage disposition decreased for the six months ended June 30, 1997, as compared to the corresponding period in 1996, due to additional gain recognized in the first quarter of 1996 related to the December 1995 prepayment of the mortgage on Lakewood Villas. No mortgage investments were disposed of during the six months ended June 30, 1997.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first six months of 1997 to meet operating requirements.

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

     Net cash provided by operating activities decreased for the six months ended June 30, 1997, as compared to the corresponding period in 1996, primarily due to the decrease in net earnings, as discussed above. In addition, receivables and other assets increased as a result of the increased dollar amount of delinquent mortgage payments from The Villas and St. Charles Place-Phase II mortgages. Investment in affiliate increased due to an amendment to an agreement with IFI, as discussed in Note 4 of the financial statements.

     Net cash provided by investing activities decreased for the six months ended June 30, 1997, as compared to the corresponding period in 1996. This decrease is primarily due to additional proceeds received from the prepayment of the mortgage on Lakewood Villas in January 1996. The decrease is partially offset by an increase in the receipt of scheduled principal payments due to the normal amortization of loans.

     Net cash used in financing activities increased for the six months ended June 30, 1997, as compared to the corresponding period in 1996. This increase was due to the distribution of return of capital and gain from the prepayment of three mortgages during late 1996, as discussed previously.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1997.

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

                              AMERICAN INSURED MORTGAGE
                                INVESTORS L.P. - SERIES 86
                                (Registrant)

                              By:  CRIIMI, Inc.
                                   General Partner


August 14, 1997               /s/ Cynthia O. Azzara
---------------               -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer