Form 10-Q
period 1997-09-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1997-11-14
CIK 784014

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         September 30, 1997
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

     As of September 30, 1997, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                                         Page
                                                         ----
PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - September 30, 1997 (unaudited)
            and December 31, 1996 . . . . . . . . . . .     3

          Statements of Operations - for the three and
            nine months ended September 30, 1997
            and 1996 (unaudited)  . . . . . . . . . . .     4

          Statement of Changes in Partners' Equity -
            for the nine months ended September 30,
            1997 (unaudited)  . . . . . . . . . . . . .     5

          Statements of Cash Flows - for the nine
            months ended September 30, 1997
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                             BALANCE SHEETS




                                                          September 30,      December 31,
                                                              1997               1996
                                                         --------------      -------------
                                                          (Unaudited)
                                                              ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Originated insured mortgages                         $   33,096,893      $   33,076,697
    Acquired insured mortgages                               40,246,971          40,014,207
                                                         --------------      --------------
                                                             73,343,864          73,090,904
                                                         --------------      --------------
Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  premium and discount:
    Originated insured mortgages                             52,772,342          53,047,822
    Acquired insured mortgage                                   984,156             989,128
                                                         --------------      --------------
                                                             53,756,498          54,036,950

Cash and cash equivalents                                     1,990,602          38,580,668

Investment in affiliate                                         658,486             471,109

Receivables and other assets                                  4,340,458           3,103,526
                                                         --------------      --------------
     Total assets                                        $  134,089,908      $  169,283,157
                                                         ==============      ==============

                                                  LIABILITIES AND PARTNERS' EQUITY


Distributions payable                                    $    2,215,335      $   33,532,120

Note payable and due to affiliate                               671,236             478,612

Accounts payable and accrued expenses                           164,896             135,694
                                                         --------------      --------------
     Total liabilities                                        3,051,467          34,146,426
                                                         --------------      --------------
Partners' equity:
  Limited partners' equity                                  136,519,270         141,161,141
  General partner's deficit                                  (2,851,200)         (2,612,029)
  Unrealized gains on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-backed Securities                             291,534             103,741
  Unrealized losses on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-backed Securities                          (2,921,163)         (3,516,122)
                                                         --------------      --------------
     Total partners' equity                                 131,038,441         135,136,731
                                                         --------------      --------------
     Total liabilities and
       partners' equity                                  $  134,089,908      $  169,283,157
                                                         ==============      ==============

                                             The accompanying notes are an integral part
                                                   of these financial statements.


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                         STATEMENTS OF OPERATIONS

                                                (Unaudited)


                                              For the three months ended       For the nine months ended
                                                     September 30,                    September 30,
                                             ----------------------------      ----------------------------
                                                 1997            1996              1997            1996
                                             ------------    ------------      ------------    ------------
Income:
  Mortgage investment income                 $  2,550,925    $  3,226,818      $  7,734,762    $ 10,032,741
  Interest and other income                        18,639          28,147           331,253         214,583
                                             ------------    ------------      ------------    ------------
                                                2,569,564       3,254,965         8,066,015      10,247,324
                                             ------------    ------------      ------------    ------------
Expenses:
  Asset management fee to
    related parties                               247,605         395,670           742,815       1,187,010
  General and administrative                       90,008          55,113           288,632         310,393
  Interest expense to affiliate                    12,750           8,675            33,360          26,025
                                             ------------    ------------      ------------    ------------
                                                  350,363         459,458         1,064,807       1,523,428
                                             ------------    ------------      ------------    ------------

Earnings before gain on
  mortgage disposition                          2,219,201       2,795,507         7,001,208       8,723,896

Gain on mortgage disposition                           --              --                --          37,325
                                             ------------    ------------      ------------    ------------
     Net earnings                            $  2,219,201    $  2,795,507      $  7,001,208    $  8,761,221
                                             ============    ============      ============    ============

Net earnings allocated to:
  Limited partners - 95.1%                   $  2,110,460    $  2,658,527      $  6,658,149    $  8,331,921
  General partner  - 4.9%                         108,741         136,980           343,059         429,300
                                             ------------    ------------      ------------    ------------
                                             $  2,219,201    $  2,795,507      $  7,001,208    $  8,761,221
                                             ============    ============      ============    ============
Net earnings per Limited
  Partnership Unit                           $       0.22    $       0.28      $       0.70    $       0.87
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                  STATEMENT OF CHANGES IN PARTNERS' EQUITY

                               For the nine months ended September 30, 1997

                                                 (Unaudited)






                                                                    Unrealized       Unrealized
                                                                     Gains on        Losses on
                                                                    Investment       Investment
                                    General           Limited       in Insured       in Insured
                                    Partner           Partners       Mortgages        Mortgages          Total
                                 -------------      -------------  -------------    ------------     ------------

Balance, December 31, 1996       $  (2,612,029)     $ 141,161,141  $     103,741    $ (3,516,122)    $135,136,731

  Net earnings                         343,059          6,658,149             --              --        7,001,208

  Distributions paid or
   accrued of $1.18 per
   Unit, including return of
   of capital of $0.48 per Unit       (582,230)       (11,300,020)            --              --      (11,882,250)

  Adjustment to unrealized
   gains on investment in
   Insured Mortgages                        --                 --        187,793              --          187,793

  Adjustment to unrealized
   losses on investment in
   Insured Mortgages                        --                 --             --         594,959          594,959
                                 -------------      -------------  -------------    ------------     ------------
Balance, September 30, 1997      $  (2,851,200)     $ 136,519,270  $     291,534    $ (2,921,163)    $131,038,441
                                 =============      =============  =============    ============     ============

Limited Partnership Units outstanding -
  September 30, 1997                                    9,576,290
                                                    =============


                                             The accompanying notes are an integral part
                                                   of these financial statements.


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                        STATEMENTS OF CASH FLOWS

                                               (Unaudited)

                                                                             For the nine months ended
                                                                                     September 30,
                                                                               1997              1996
                                                                           ------------      ------------
  Cash flows from operating activities:

    Net earnings                                                          $   7,001,208      $  8,761,221

    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Gain on mortgage disposition                                                   --           (37,325)
      Changes in assets and liabilities:
        Increase in note payable and due
          to affiliate                                                          192,624             8,675
        Increase (decrease) in accounts payable and accrued expenses             29,202           (33,074)
        Increase in receivables and other assets                             (1,200,932)         (485,200)
        Increase in investment in affiliate                                    (187,377)               --
                                                                           ------------      ------------
        Net cash provided by operating activities                             5,834,725         8,214,297
                                                                            -----------      ------------
  Cash flows from investing activities:

    Proceeds from mortgage disposition                                               --            37,325
    Receipt of principal from scheduled payments                                774,244           805,219
                                                                           ------------      ------------
        Net cash provided by investing activities                               774,244           842,544
                                                                           ------------      ------------

  Cash flows from financing activities:
    Distributions paid to partners                                          (43,199,095)      (15,507,347)
                                                                           ------------      ------------
        Net cash used in financing activities                               (43,199,035)      (15,507,347)
                                                                           ------------      ------------
  Net decrease in cash and cash equivalents                                 (36,590,066)       (6,450,506)

  Cash and cash equivalents, beginning of period                             38,580,668         8,774,654
                                                                           ------------      ------------
  Cash and cash equivalents, end of period                                 $  1,990,602      $  2,324,148
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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 1997 and December 31, 1996 and the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996.

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

3.   INVESTMENT IN INSURED MORTGAGES

     The following is a discussion of the Partnership's investment in FHA-Insured Loans, FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of September 30, 1997 and December 31, 1996:

          Fully Insured Originated Insured Mortgages and
          Acquired Insured Mortgages
          ----------------------------------------------
          Listed below is the Partnership's aggregate investment in fully Insured Mortgages as of September 30, 1997 and December 31, 1996:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN INSURED MORTGAGES - Continued

                                            September 30,     December 31,
                                                1997              1996
                                            -------------     ------------
Fully Insured Originated Insured:
  Number of Mortgages                                   6                6
  Amortized Cost                             $ 52,772,342     $ 53,047,822
  Face Value                                   50,917,207       51,162,234
  Fair Value                                   52,473,542       52,063,040

Fully Insured Acquired Insured:
  Number of
    GNMA Mortgage-Backed
      Securities                                       10               10
    FHA-Insured Certificates                            2                2
    FHA-Insured Loan                                    1                1
  Amortized Cost                             $ 41,440,488     $ 41,743,903
  Face Value                                   41,387,668       41,689,508
  Fair Value                                   41,264,642       41,024,194

          As of November 1, 1997, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest.

          In addition to base interest payments from fully insured originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and nine months ended September 30, 1997, the Partnership received additional interest of $1,996 and $72,927 from the fully insured Participations. During the three and nine months ended September 30, 1996 the Partnership received additional interest of $3,817 and $144,631, respectively, from the fully insured Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

          Originated Coinsured FHA-Insured Certificates
          ---------------------------------------------
          As of September 30, 1997 and December 31, 1996, the Partnership had invested in four FHA-Insured Certificates secured by coinsured mortgages. As of September 30, 1997 and December 31, 1996, two of the four FHA-Insured Certificates secured by coinsured mortgages are coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company (Patrician), under the HUD coinsurance program.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN INSURED MORTGAGES - Continued

     1.   Coinsured by third party
          ------------------------
          As of September 30, 1997, the two originated coinsured mortgages which are coinsured by Patrician, The Villas and St. Charles Place - Phase II, were delinquent with respect to the payment of principal and interest. The following is a discussion of actual and potential performance problems with respect to the mortgage investments.

          Listed below are the originated Insured Mortgages co-insured by
          Patrician:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN INSURED MORTGAGES - Continued


                                        September 30, 1997                                 December 31, 1996
                            ---------------------------------------------      ------------------------------------------
                              Amortized        Face           Fair               Amortized        Face          Fair
                                Cost           Value          Value                Cost           Value         Value
                            ------------    ------------   ------------        ------------   ------------   ------------
The Villas(1)               $ 15,442,784    $ 15,676,493   $ 14,975,039        $ 15,528,982   $ 15,762,692   $ 14,859,882
St. Charles Place -
  Phase II(2)                  3,040,060       3,040,060      2,904,631           3,052,629      3,052,629      2,877,102


(1)  As of November 1, 1997, the mortgagor has made payments of principal and interest due on the original mortgage through November
     1995, and has made payments of principal and interest due under a modification agreement through August 1993.  Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.

(2)  These amounts represent the Partnership's approximate 45% ownership interest in the mortgage.  The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88, an affiliate of the Partnership.  As of November 1,
     1997, the mortgagor has made payments of principal and interest due on the mortgage through November 1995 to the Partnership.
     Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.


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

     2.   Coinsured by affiliate
          ----------------------
          As of September 30, 1997 and December 31, 1996, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is Integrated Funding, Inc.
          (IFI), an affiliate of the Partnership.

          As of November 1, 1997, Woodland Apartments was current with respect to the payment of principal and interest. Spring Lake Village has been delinquent since June 1997 with respect to principal and interest. The mortgage on Spring Lake Village had been modified a second time as of February 1996. The interest rate on this mortgage was reduced to 6.75% for 1997 and will return to the previous rate of 7% for all subsequent years. Delinquent principal and interest payments from September 1, 1996 through December 1, 1996 have been deferred with quarterly payments to be paid out of available cash flow on the deferred amount. No payments have been made on the deferred amount due to insufficient cash flows. The impact of this modification resulted in a decrease in mortgage interest income for the first two years of the modification commencing February 1996.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN INSURED MORTGAGES - Continued

          In October 1997, IFI agreed with Spring Lake Associates (the borrower) to suspend foreclosure proceedings to afford the borrower the opportunity to sell Spring Lake Village Apartments and payoff the mortgage note, including the unpaid principal balance and accrued interest, and related expenses. If the borrower has not entered into a written contract to sell by February 6, 1998, IFI intends to initiate foreclosure proceedings.

          The General Partner believes there is adequate collateral value underlying these coinsured mortgages. Accordingly, no loan losses were recognized on these mortgages during the nine months ended September 30, 1997 and 1996. As of September 30, 1997 and December 31, 1996, these two investments had an aggregate fair value of $15,217,223 and $15,339,713, respectively.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN INSURED MORTGAGES - Continued

                                 September 30, 1997               December 31, 1996
                           ----------------------------    -----------------------------   Cumulative
                             Amortized        Face           Amortized          Face       Loan Losses
                               Cost           Value            Cost             Value      Recognized
                           ------------    ------------    ------------    ------------   ------------
Woodland Apartments        $ 12,102,359    $ 11,690,807    $ 12,166,667    $ 11,748,365   $         --
Spring Lake Village           4,931,957       4,900,849       5,000,233       4,933,126        115,301


          In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages contain such Participations. During the three and nine months ended September 30, 1997, the Partnership has not received additional interest from the Participations. During the three and nine months ended September 30, 1996, the Partnership received additional interest of $0 and $110,253, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

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

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 1997 and 1996 are as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


5.   DISTRIBUTIONS TO UNITHOLDERS - Continued

                                      1997              1996
                                    ---------        ---------

Quarter ended March 31,             $    0.75(1)     $    0.91(3)
Quarter ended June 30,                   0.21             0.30(4)
Quarter ended September 30,              0.22(2)          0.29(5)
                                    ---------        ---------
                                    $    1.18        $    1.50
                                    =========        =========


(1) This amount includes approximately $0.53 per Unit return of capital and gain from the prepayment of the mortgage on Carmen Drive Estates. In addition, this amount includes $0.01 per Unit representing previously undistributed accrued interest from St. Charles Place-Phase II and The Villas.
(2) This amount includes approximately $0.01 per Unit representing previously undistributed accrued interest received from two delinquent mortgages.
(3) This amount includes $0.61 cents per Unit return of capital due to the prepayment of the mortgage on Lakewood Villas, as well as $0.03 per unit representing previously undistributed accrued interest received from two delinquent mortgages.
(4) This amount includes approximately $0.03 per Unit representing previously undistributed accrued interest received from two delinquent mortgages.
(5) This amount includes approximately $0.02 per Unit representing previously undistributed accrued interest received from two delinquent mortgages.

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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three and nine months ended September 30, 1997 and 1996, earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                                               For the three months      For the nine months
                               Capacity in Which                ended September 30,      ended September 30,
Name of Recipient                 Served/Item                   1997        1996          1997       1996
-----------------         ----------------------------        --------    --------      --------   --------
CRIIMI, Inc.              General Partner/Distribution        $108,551    $143,091      $582,230   $ 740,124

AIM Acquisition           Advisor/Asset Management Fee         247,605     395,670       742,815   1,187,010
  Partners, L.P. (1)

CRIIMI MAE                Affiliate of General Partner/
  Management, Inc.          Expense Reimbursement               15,722       6,501        47,166      63,781

(1)  The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to
     0.75% and 0.95% of Total Invested Assets (as defined in the Partnership Agreement) for the nine months ended September 30, 1997 and 1996, respectively.  CRIIMI MAE Services Limited Partnership, the sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of 0.28% of Total Invested Assets.  Of the amounts paid to the Advisor, the Sub-advisor earned a fee equal to
     $92,430 and $277,290, for the three and nine months ended September 30, 1997, respectively, and earned a fee equal to $116,610 and $349,830, for the three and nine months ended September 30, 1996, respectively.  The Sub-advisor is an affiliate of CRIIMI
     MAE.


PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------
     The Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in the Partnership's other reports filed with the Securities and Exchange Commission that could cause actual results to differ materially.

General
-------
     As of September 30, 1997, the Partnership had invested in 23 insured mortgages, with an aggregate amortized cost of approximately $130 million, an aggregate face value of approximately $128 million and an aggregate fair value of approximately $127 million, as discussed below.

     As of November 1, 1997, all of the fully insured FHA-Insured Certificates, GNMA Mortgage Backed Securities and FHA-Insured Loans were current with respect to payment of principal and interest. As of November 1, 1997, three of the four coinsured FHA-Insured Certificates were delinquent with respect to payment of principal and interest. As discussed in Note 3 to the financial statements, management does not anticipate that these delinquencies will have an adverse material impact on the Partnership's financial statements.

Results of Operations
---------------------
     Net earnings decreased for the three and nine months ended September 30, 1997, as compared to the corresponding periods in 1996. This decrease was primarily due to the reduction in the mortgage base, as discussed below.

     Mortgage investment income decreased for the three and nine months ended September 30, 1997, as compared to the corresponding periods in 1996, primarily due to the prepayment of the mortgage on Woodbine at Lakewood Apartments in November 1996 and the mortgages on Pembrook Apartments, Carmen Drive Estates and Skyridge Club in December 1996.

     Interest and other income increased for the nine months ended September 30, 1997, as compared to the corresponding period in 1996, primarily due to the investment of proceeds received from three mortgages which prepaid in November and early December 1996 and were distributed on February 3, 1997, as previously discussed. The fourth mortgage prepaid in late December 1996, the proceeds of which were distributed on May 1, 1997. This compares to the investment of proceeds from one mortgage which prepaid in December 1995 and whose proceeds were distributed in May 1996.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     Asset management fees to related parties decreased for the three and nine months ended September 30, 1997, as compared to the corresponding periods in 1996. As of January 1, 1997, the asset management fee to the Advisor was reduced to 0.75% from 0.95% of Total Invested Assets, pursuant to the Partnership Agreement dated October 1, 1991. In addition, the asset management fee decreased due to the disposition of four mortgages in late 1996, as discussed above.

     General and administrative expenses decreased for the nine months ended September 30, 1997, as compared to the corresponding period in 1996, primarily due to the reduction of legal-related expenses associated with the transfer to IFI certain coinsured mortgages in 1995. The increase for the three months ended September 30, 1997, as compared to the corresponding period in 1996, is due primarily to the adjustment and reallocation of annual expenses.

     Interest expense to affiliate increased for the three and nine months ended September 30, 1997, as compared to the corresponding periods in 1996. This increase is primarily due to the revision of the note payable to affiliate, as discussed in Note 4 to the financial statements.

     Gain on mortgage disposition decreased for the nine months ended September 30, 1997, as compared to the corresponding period in 1996, due to additional gain recognized in the first quarter of 1996 related to the December 1995 prepayment of the mortgage on Lakewood Villas. No mortgage investments were disposed of during the nine months ended September 30, 1997.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first nine months of 1997 to meet operating requirements.

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

     Net cash provided by operating activities decreased for the nine months ended September 30, 1997, as compared to the corresponding period in 1996, primarily due to the decrease in net earnings, as discussed above. In addition, receivables and other assets increased as a result of the increased dollar amount of delinquent mortgage payments from The Villas, St. Charles Place-Phase II and Spring Lake Village mortgages. Further, investment in affiliate increased due to an amendment to an agreement with IFI, as discussed in Note 4 to the financial statements.

     Net cash provided by investing activities decreased for the nine months ended September 30, 1997, as compared to the corresponding period in 1996. This decrease is primarily due to additional proceeds received from the prepayment of the mortgage on Lakewood Villas in January 1996. In addition, the receipt of

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


scheduled principal payments decreased due to the prepayment of four mortgages in late 1996, as previously discussed.

     Net cash used in financing activities increased for the nine months ended September 30, 1997, as compared to the corresponding period in 1996. This increase is due to the distribution of return of capital and gain from the prepayment of four mortgages during late 1996, as discussed previously.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1997.

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

                              AMERICAN INSURED MORTGAGE
                                INVESTORS L.P. - SERIES 86
                                (Registrant)

                              By:  CRIIMI, Inc.
                                   General Partner


November 14, 1997             /s/ Cynthia O. Azzara
-----------------             -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer