Form 10-K
period 1997-12-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1998-03-31
CIK 784014

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1997
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 6, 1998, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $87,977,571.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                         1997 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                         Page
                                                         ----
Item 1.   Business  . . . . . . . . . . . . . . . . . .    4
Item 2.   Properties  . . . . . . . . . . . . . . . . .    5
Item 3.   Legal Proceedings . . . . . . . . . . . . . .    6
Item 4.   Submission of Matters to a Vote of
            Security Holders  . . . . . . . . . . . . .    6

                                     PART II
                                     -------
Item 5.   Market for Registrant's Securities and
            Related Security Holder Matters . . . . . .    6
Item 6.   Selected Financial Data . . . . . . . . . . .    8
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . .    9
Item 8.   Financial Statements and Supplementary
            Data  . . . . . . . . . . . . . . . . . . .   17
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure  . .   17

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers of the
            Registrant  . . . . . . . . . . . . . . . .   18
Item 11.  Executive Compensation  . . . . . . . . . . .   18
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . .   18
Item 13.  Certain Relationships and Related
            Transactions  . . . . . . . . . . . . . . .   19

                                     PART IV
                                     -------
Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . .   20

Signatures  . . . . . . . . . . . . . . . . . . . . . .   23

                                     PART I

ITEM 1.   BUSINESS

Development and Description of Business
---------------------------------------
     Information concerning the business of American Insured Mortgage Investors L.P.-Series 86 (the Partnership) is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1 and 4 of the notes to the financial statements of the Partnership (filed in response to Item 8 hereof), which is incorporated herein by reference. Also see Schedule IV-Mortgage Loans on Real Estate, for the table of the Insured Mortgages (as defined below), invested in by the Partnership as of December 31, 1997.

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

Competition
-----------
     In disposing of mortgage investments, the Partnership competes with private investors, mortgage banking companies, mortgage brokers, state and local government agencies, lending institutions, trust funds, pension funds, and other entities, some with similar objectives to those of the Partnership and some of which are or may be affiliates of the Partnership, its General Partner, the Advisor or their respective affiliates. Some of these entities may have substantially greater capital resources and experience in disposing of Federal Housing Administration (FHA) insured mortgages than the Partnership.

     CRIIMI MAE and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, REITs or other entities in the future. The Partnership may attempt to dispose of mortgages at or about the same time that CRIIMI MAE, and/or other entities sponsored or managed by CRIIMI MAE, are attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, CRIIMI MAE Services Limited Partnership and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CRIIMI MAE Services Limited Partnership and CRIIMI, Inc., however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.

Forward-Looking Statements
--------------------------
     In accordance with the Private Securities Litigation Reform Act of 1995, the Partnership can obtain a "Safe Harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to

                                     PART I



ITEM 1.   BUSINESS - Continued

differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. The Partnership's actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages and (v) defaulted mortgages.

ITEM 2.   PROPERTIES

     Although the Partnership does not own the underlying real estate, the mortgages underlying the Partnership's mortgage investments are non-recourse first liens on the respective multifamily residential developments or retirement homes.

                                     PART I

ITEM 3.   LEGAL PROCEEDINGS

     Reference is made to Note 4 of the notes to the financial statements on pages 38 through 41.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 1997.

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

     The high and low bid prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 1997 and 1996 were as follows:

                                                         Amount of
                                      1997              Distribution
        Quarter Ended          High       Low             Per Unit
      -------------------     -------   -------         ------------
      March 31                $11 3/4   $11                $ 0.75(1)(2)
      June 30                  11 3/4    11                  0.21
      September 30             11 9/16   11 1/8              0.22(2)
      December 31              11 3/8     9 3/8              2.41(3)
                                                           ------
                                                           $ 3.59
                                                           ======


                                                         Amount of
                                      1996              Distribution
        Quarter Ended          High       Low             Per Unit
      -------------------     -------   -------         ------------
      March 31                $14       $12 7/8            $ 0.91(4)(5)
      June 30                  13 1/4    12 1/2              0.30(5)
      September 30             13 3/8    12 3/4              0.29(6)
      December 31              14        11 3/4              3.33(7)(2)
                                                           ------
                                                           $ 4.83
                                                           ======
(1) This amount includes approximately $0.53 per Unit return of capital from the prepayment of the mortgage on Carmen Drive Estates.

(2) This amount includes approximately $0.01 per Unit representing previously undistributed accrued interest receivable from St. Charles Place-Phase II and The Villas.

                                     PART II



ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
               HOLDER MATTERS - Continued

(3) This amount includes approximately $2.21 per Unit return of capital from the prepayment of the following mortgages: Ridgeview Chase Apartments of $0.95 per Unit and Woodland Apartments of $1.26 per Unit.

(4) This amount includes approximately $0.61 per Unit return of capital from the prepayment of the mortgage on Lakewood Villas.

(5) This amount includes approximately $0.03 per Unit representing previously undistributed accrued interest receivable from St. Charles Place - Phase II and The Villas.

(6) This amount includes approximately $0.02 per Unit representing previously undistributed accrued interest receivable from St. Charles Place - Phase II and The Villas.

(7) This amount includes approximately $3.07 per Unit return of capital and gain from the prepayment of the following mortgages; Woodbine at Lakewood Apartments $0.55 per Unit, Pembrook Apartments $1.60 per Unit, and Skyridge Club $0.92 per Unit.


                               Approximate Number of Unitholders
      Title of Class               as of December 31, 1997
---------------------------    -------------------------------
Depositary Units of Limited
  Partnership Interest                     10,250

                                     PART II

ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars in thousands, except per Unit amounts)

                                                                For the Years Ended December 31,

                                                 1997           1996         1995        1994         1993
                                               --------       --------     --------    --------     --------
Income                                         $ 10,629       $ 13,473     $ 13,927    $ 13,644     $ 14,430

Net gain (loss) on mortgage dispositions            550          1,616            5       1,015          (63)

Loan loss                                          (387)            --           --          --           --

Net earnings                                      9,436         13,069       11,640      12,450       12,170

Net earnings per Limited
  Partnership Unit - Basic (1)                 $   0.94       $   1.30     $   1.16    $   1.24     $   1.21

Distributions per Limited
  Partnership Unit(1)(2)                       $   3.59       $   4.83     $   1.24    $   1.34     $   1.01


                                                                        As of December 31,

                                                 1997           1996         1995        1994         1993
                                               --------       --------     --------    --------     --------

Total assets                                   $136,668       $169,283     $174,538    $165,694     $180,776

Partners' equity                                111,571        135,137      170,582     161,591      176,007

(1)  Calculated based upon the weighted average number of Units outstanding.
(2)  Includes distributions due the Unitholders for the Partnership's fiscal quarters ended December 31, 1997, 1996, 1995, 1994 and
     1993, which were paid subsequent to year end.  See Notes 5 and 7 of the notes to the financial statements of the Partnership.

     The selected statements of operations data presented above for the years ended December 31, 1997, 1996 and 1995, and the balance sheet data as of December 31, 1997 and 1996, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 1994 and 1993 and the balance sheet data as of December 31, 1995, 1994 and 1993 are derived from audited financial statements not included in this Form 10-
K. This data should be read in conjunction with the financial statements and the notes thereto.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

General
-------
     American Insured Mortgage Investors L.P. - Series 86 (the Partnership) was formed under the Uniform Limited Partnership Act of the state of Delaware on October 31, 1985. During the period from May 2, 1986 (the initial closing date of the Partnership's public offering) through June 6, 1987 (the termination date of the offering), the Partnership, pursuant to its public offerings of 9,576,165 Depository Units of limited partnership interest (Units), raised a total of $191,523,300 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 units of limited partnership interest in exchange therefor.

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

     The Partnership is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Partnership does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Partnership does not anticipate any material disruption in its operations as a result of any failure by the Partnership to be in compliance. The Partnership is currently evaluating the Year 2000 compliance status of its service providers. The Partnership does not expect any non Year 2000 compliance by the service providers to cause any disruptions in its operations.

     Prior to the expiration of the Partnership's reinvestment period in December 1994, the Partnership was engaged in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages and, together with Originated Insured Mortgages, referred to herein as Insured Mortgages). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act. The Partnership Agreement states that the Partnership will terminate on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

     As of December 31, 1997, the Partnership had invested in 21 Insured Mortgages, with an aggregate amortized cost of approximately $107.5 million, a face value of approximately $106.4 million and a fair value of approximately $106.0 million, as discussed below.

Results of Operations
---------------------
1997 versus 1996
----------------
     Net earnings decreased for 1997 as compared to 1996 primarily due to a reduction in mortgage investment income, a decrease in gain on mortgage dispositions and as a result of the loan loss reserve on Spring Lake Village.

     Mortgage investment income decreased for 1997 as compared to 1996 primarily as a result of the reduction in the mortgage base.
     Interest and other income increased for 1997 as compared to 1996 primarily due to the temporary investment of proceeds received from six mortgage dispositions prior to distribution to Unitholders. This compares to interest earned in 1996 from the temporary investment of proceeds received from four mortgage dispositions. Three of these mortgage dispositions earned interest in both 1996 and 1997, due to the timing of receipt and distribution of disposition proceeds.

     Asset management fees decreased in 1997 as compared to 1996. As of January 1, 1997, the asset management fee to the Advisor was reduced to 0.75% from 0.95% of Total Invested Assets, pursuant to the Partnership Agreement dated October 1, 1991. In addition, the asset management fee decreased as a result of the reduction in the mortgage base.

     Gain on mortgage dispositions decreased for 1997 as compared to 1996. In 1997, the Partnership recognized a gain from the prepayment of the mortgage on Woodland Apartments. In 1996, the Partnership recognized gains from the prepayment of the mortgages on Woodbine at Lakewood Apartments, Pembrook Apartments, Skyridge Club and Carmen Drive Estates.

     Loss on mortgage dispositions increased for 1997 as compared to 1996, due to the loss recognized on the prepayment of the mortgage on Ridgeview Chase Apartments in 1997. There were no losses recognized in 1996.

     During 1997, Spring Lake Village Apartments became delinquent on its payments. Subsequently, in March 1998, the servicer foreclosed on the property. Spring Lake Village is a coinsured mortgage, whereby AIM 86 is responsible for a portion of any loss ultimately incurred. Accordingly, AIM 86 has recognized a loan loss reserve of $387,325 for their portion of the estimated loss after considering costs to dispose of the assets and reimbursements from HUD.

1996 versus 1995
----------------
     Net earnings increased for 1996 as compared to 1995 primarily as a result of the gains recognized on the prepayment of the mortgages on Woodbine at Lakewood Apartments, Pembrook Apartments, Skyridge Club and Carmen Drive Estates in late 1996.

     Mortgage investment income decreased for 1996 as compared to 1995 primarily as a result of the reduction in the mortgage base due to the prepayment of mortgages.

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

     The following is a discussion of the Partnership's insured mortgage investments, along with the risks related to each type of investment:

     A.   Fully Insured Originated Insured Mortgages and
          Acquired Insured Mortgages
          ----------------------------------------------
          Listed below is the Partnership's aggregate investment in Fully Insured Mortgages as of December 31, 1997 and 1996:

                                                   December 31,
                                              1997              1996
                                          ------------      ------------
Fully Insured Originated Insured:
  Number of Mortgages(1)                             5                 6
  Amortized Cost                          $ 43,068,712      $ 53,047,822
  Face Value                                41,562,851        51,162,234
  Fair Value                                41,812,118        52,063,040

Fully Insured Acquired Insured:
  Number of
    GNMA Mortgage-Backed
      Securities                                    10                10
    FHA-Insured Certificates                         2                 2
    FHA-Insured Loan                                 1                 1
  Amortized Cost                          $ 41,335,466     $  41,743,903
  Face Value                                41,283,184        41,689,508
  Fair Value                                41,791,825        41,024,194

          (1) In November 1997, the Partnership received net proceeds of approximately $9.7 million from the prepayment of the mortgage on Ridgeview Chase Apartments and recognized a loss of approximately $40,000 for the year ended December 31, 1997. The net proceeds of $0.95 per Unit were distributed to Unitholders in February 1998.

          As of March 9, 1998, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest.

          In addition to base interest payments from Fully Insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the years ended December 31, 1997, 1996 and 1995, the Partnership received additional

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

     interest of $95,744, $171,848 and $73,357, respectively, from the fully insured Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

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

          As of December 31, 1997 and 1996, the Partnership had invested in three and four, respectively, FHA-Insured Certificates secured by coinsured mortgages. As of December 31, 1997, two of the three FHA-Insured Certificates secured by coinsured mortgages are coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company (Patrician), under the HUD coinsurance program. The two coinsured mortgages which are coinsured by Patrician were delinquent with respect to the payment of principal and interest. The following is a discussion of actual and potential performance problems with respect to the Partnership's coinsured mortgage investments.

     1.   Coinsured by third party
          ------------------------
          Listed below are the Originated Insured Mortgages co-insured by
          Patrician:

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


                                          December 31, 1997                                   December 31, 1996
                           ---------------------------------------------     ------------------------------------------
                              Amortized        Face            Fair            Amortized      Face            Fair
                                Cost           Value           Value             Cost         Value           Value
                            ------------    ------------    ------------     ------------ ------------     ------------
The Villas(1)               $ 15,412,759    $ 15,646,469    $ 14,871,111     $ 15,528,982 $ 15,762,692     $ 14,859,882
St. Charles Place -
  Phase II(2)                  3,035,688       3,035,688       2,885,298        3,052,629    3,052,629        2,877,102


          (1) As of March 9, 1998, the mortgagor has made payments of principal and interest due on the original mortgage on The Villas through November 1995, and has made payments of principal and interest due under a modification agreement with The Villas through August 1993. Patrician is litigating the case in bankruptcy court while negotiating a modification agreement with the borrower.

          (2) This amount represents the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 (AIM 88), an affiliate of the Partnership. As of March 9, 1998, the mortgagor has made payments of principal and interest due on the mortgage through November 1995 to the Partnership. Patrician is litigating the case in bankruptcy court while negotiating a modification agreement with the borrower.

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

     2.   Coinsured by affiliate
          ----------------------
          As of December 31, 1997 and 1996, the Partnership held investments in one and two FHA-Insured Certificates secured by coinsured mortgages, respectively, where the coinsurance lender is Integrated Funding, Inc.
          (IFI), an affiliate of the Partnership. The Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

                                      1997                                           1996
                 -------------------------------------------     -------------------------------------------      Cumulative
                     Amortized         Face          Fair          Amortized            Face        Fair          Loan Losses
                       Cost           Value         Value            Cost               Value       Value         Recognized
                   ------------    ------------   ---------      ------------      ------------    -------       ------------
Woodland Apts(1)             --              --          --      $ 12,166,667      $ 11,748,365         --       $         --
Spring Lake
  Village(2)          4,656,113       4,898,740   4,656,113         5,000,233         4,933,126         --            502,626


          (1) In November 1997, the Partnership received net proceeds of approximately $12.7 million from the prepayment of the mortgage on Woodland Apartments and recognized a gain of approximately $590,000 for the year ended December 31, 1997. The net proceeds of $1.26 per Unit were distributed to Unitholders in February 1998.

          (2) As of March 9, 1998, the mortgage on Spring Lake Village has been delinquent since September 1997. This mortgage had been modified for a second time as of February 1996. The interest rate on this mortgage was reduced to 6.75% for 1997, and was to return to the previous modification rate of 7% for all subsequent years. However, since the mortgage did go into default, as of July 1, 1997, the rate reverted back to the original rate of 8.75%. In addition, delinquent principal and interest payments from September 1, 1995 through December 1, 1995, have been deferred, with quarterly payments to be paid out of the mortgagor's available cash flows. No payments have been made on the deferred amount due to insufficient cash flows. On March 9, 1998, IFI foreclosed on the property as successor trustee for the benefit of the Partnership. As a result, the Partnership has recognized a loan loss reserve of $387,325 for their portion of the estimated loss after considering costs to dispose of the assets and reimbursements from HUD. At this time, the Partnership has not made a decision on whether to sell or hold the property.

          In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages contain such Participations. During the years ended December 31, 1997, 1996 and 1995, the Partnership received additional interest of $0, $110,253 and $76,431, respectively, from the coinsured Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient for the years ended December 31, 1997, 1996 and 1995.

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

Cash flow - 1997 versus 1996
----------------------------
     Net cash provided by operating activities decreased for 1997 as compared to 1996 primarily due to a decrease in mortgage investment income, as discussed above. In addition, receivables and other assets increased resulting from additional delinquent mortgage payments from The Villas, St. Charles Place - Phase II and Spring Lake Village mortgages.

     Net cash provided by investing activities decreased for 1997 as compared to 1996, primarily due to a decrease in proceeds received from the disposition of mortgages. There were two prepayments on mortgages in 1997 and four prepayments on mortgages in 1996.

     Net cash used in financing activities increased for 1997 as compared to 1996, due to the timing of distribution of proceeds from the disposition of mortgages received in November and December 1996 and distributed in February and May 1997.

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

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

New Accounting Standards
------------------------
     In February 1997, FASB issued SFAS No. 128 "Earnings per Share" ("FAS 128"). FAS 128 changes the requirements for the calculation and disclosure of earnings per share. The Partnership is required to present basic net earnings per limited partnership unit as opposed to net earnings per limited partnership unit. However, the computational differences between FAS 128 and the prior accounting standard do not impact the Partnership. FAS 128 has been applied to the year ended December 31, 1997, and all prior periods.

     During 1997 FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"). FAS 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. The Partnership's disclosures comply with the requirements of this statement.

     During 1997 FASB issued SFAS No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a separate statement of income. This would include net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale." FAS 130 is effective for years beginning on or after December 15, 1997.

     During 1997, FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments and related disclosures about products and services, geographical areas and major customers. FAS 131 is effective for years beginning on or after December 15, 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained on pages 24 through 48.


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

     The General Partner is also the general partner of American Insured Mortgage Investors (AIM 84), American Insured Mortgage Investors - Series 85, L.P. (AIM 85) and American Insured Investors L.P. - Series 88 (AIM 88), limited partnerships with investment objectives similar to those of the Partnership.

          (d) There is no family relationship between any of the officers and directors of the General Partner.

          (f)  Involvement in certain legal proceedings.

               None.

          (g)  Promoters and control persons.

               Not applicable.

          (h) Based solely on its review of Forms 3, 4, and 5 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to
Note 7 of the notes to the financial statements of the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Units as of February 11, 1998 by holders of more than five percent of the Partnership's Units. Information regarding the beneficial ownership of

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT - Continued

more than five percent of the Partnership's Units is based upon filings received by the Partnership under the Securities and Exchange Act of 1934 and, in particular, a schedule 13-G/A filed by Private Management Group, Inc. with the Securities and Exchange Commission on February 12, 1998. As of December 31, 1997, neither the officers and directors, as a group, of the General Partner nor any individual director of the General Partner, are known to own more than 1% of the outstanding Units of the Partnership.

                                        Number of      Percent of
  Name             Address                Units           Class
--------           -------              ---------      ----------
Private            20 Corporate Park     824,086          8.61
  Management         Suite 400
  Group, Inc.        Irvine, CA 92606

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

 (a)(1)     Financial Statements:

                                                                       Page
Description                                                            Number
-----------                                                       --------------

Balance Sheets as of December 31, 1997
  and 1996                                                               26

Statements of Operations for the years
  ended December 31, 1997, 1996 and 1995                                 27

Statements of Changes in Partners' Equity
  for the years ended December 31, 1997,
  1996 and 1995                                                          28

Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995                                       29

Notes to Financial Statements                                            30


          (a)(2)    Financial Statement Schedules:

               IV - Mortgage Loans on Real Estate                        43

               All other schedules have been omitted because they are inapplicable, not required, or the information is included in the Financial Statements or Notes thereto.

          (a)(3)    Exhibits:

          4.0 Amended and Restated Certificate of Limited Partnership is incorporated by reference to Exhibit 4(a) to Amendment No. 1 to the Partnership's Registration Statement on Form S-11 (No. 33-1735) dated March 6, 1986 (such Registration Statement, as amended, is referred to herein as the "Amended Registration Statement").

          4.1 Second Amended and Restated Agreement of Limited Partnership is incorporated by reference in Exhibit 3 to the Amended Registration Statement.

          4.2 Material Amendments to the Second Amended and Restated Agreement of Limited Partnership are incorporated by reference to Exhibit 4(a) to the Annual Report on Form 10-K for the year ended December 31, 1987.

          4.3 Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Partnership dated February 12, 1990, incorporated by reference to Exhibit 4(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1989.

          4.4 Amendment to Partnership Agreement dated September 4, 1991, incorporated by reference to Exhibit 28(c), to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K - Continued

          10.0 Escrow Agreement is incorporated by reference to Exhibit 10(a) to the Amended Registration Statement.

          10.1 Origination and Acquisition Services Agreement is incorporated by reference to Exhibit 10(b) to the Amended Registration Statement.

          10.2 Management Services Agreement is incorporated by reference to Exhibit 10(c) to the Amended Registration Statement.

          10.3 Disposition Services Agreement is incorporated by reference to Exhibit 10(d) to the Amended Registration Statement.

          10.4 Agreement among the former managing general partner, the former associate general partner and Integrated Resources, Inc. is incorporated by reference to Exhibit 10(e) to the Amended Registration Statement.

          10.5 Reinvestment Plan is incorporated by reference to the Prospectus contained in the Amended Registration Statement.

          10.6 Pages A-1 - A-5 of the Partnership Agreement of Registrant, incorporated by reference to Exhibit 28 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

          10.7 Purchase Agreement among AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 13, 1990, as amended January 9, 1991, incorporated by reference to
                    Exhibit 28(a) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

          10.8 Purchase Agreement among CRIIMI, Inc., AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 13, 1990 and executed as of March 1, 1991, incorporated by reference to Exhibit 28(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

          10.9 Sub-Management Agreement by and between AIM Acquisition and CRI/AIM Management, Inc., dated as of March 1, 1991, incorporated by reference to Exhibit 28(e) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992.

          10.10 Expense Reimbursement Agreement by Integrated Funding Inc. and the AIM Funds, effective December 31, 1992, incorporated by reference to Exhibit 28(f) to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

          10.11 Non-negotiable promissory note to American Insured Mortgage Investors L.P. - Series 88 in the amount of $478,612 dated April 1, 1994, incorporated by reference to Exhibit 10(p) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K - Continued

          10.12 Amendment No. 1 to Reimbursement Agreement by Integrated Funding, Inc. and the AIM Funds, effective April 1, 1994, incorporated by reference to Exhibit 10(q) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

          10.13 Non-negotiable promissory note to American Insured Mortgage Investors L.P. - Series 88 in the amount of $658,486 dated April 1, 1997, (filed herewith).

          10.14 Amendment No. 2 to Reimbursement Agreement by Integrated Funding, Inc. and the AIM Funds, effective April 1, 1997, (filed herewith).

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

                              AMERICAN INSURED MORTGAGE
                                INVESTORS L.P. - SERIES 86
                                (Registrant)

                              By:  CRIIMI, Inc.
                                   General Partner


March 23, 1998                /s/ William B. Dockser
---------------------------   -------------------------
DATE                          William B. Dockser
                              Chairman of the Board and
                                Principal Executive Officer



March 23, 1998                /s/ H. William Willoughby
---------------------------   -------------------------
DATE                          H. William Willoughby
                              President and Director


March 23, 1998                /s/ Cynthia O. Azzara
---------------------------   -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer


March 23, 1998                /s/ Garrett G. Carlson, Sr.
---------------------------   --------------------------
DATE                          Garrett G. Carlson, Sr.
                              Director

March 23, 1998                /s/ Larry H. Dale
---------------------------   -------------------------
DATE                          Larry H. Dale
                              Director


March 23, 1998                /s/ G. Richard Dunnells
---------------------------   -------------------------
DATE                          G. Richard Dunnells
                              Director


March 23, 1998                /s/ Robert Merrick
---------------------------   -------------------------
DATE                          Robert Merrick
                              Director

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

              Financial Statements as of December 31, 1997 and 1996

            and for the Years Ended December 31, 1997, 1996 and 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  American Insured Mortgage Investors L.P. - Series 86:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors L.P. - Series 86 (the Partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 1997 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Washington, D.C.
March 23, 1998

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                                 BALANCE SHEETS

                                                       As of December 31,
                                                    1997             1996
                                                ------------     ------------
                                     ASSETS
Investment in FHA-Insured
  Certificates and GNMA Mortgage-
  Backed Securities, at fair value:
  Originated insured mortgages                  $ 22,412,522     $ 33,076,697
  Acquired insured mortgages                      40,780,876       40,014,207
                                                ------------     ------------
                                                  63,193,398       73,090,904
                                                ------------     ------------
Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  discount and premium:
  Originated insured mortgages                    43,068,712       53,047,822
  Acquired insured mortgage                          982,422          989,128
                                                ------------     ------------
                                                  44,051,134       54,036,950

Cash and cash equivalents                         24,011,634       38,580,668

Investment in affiliate                              658,486          471,109

Receivables and other assets                       4,752,910        3,103,526
                                                ------------     ------------
     Total assets                               $136,667,562     $169,283,157
                                                ============     ============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                           $ 24,267,990     $ 33,532,120

Note payable and due to affiliate                    658,486          478,612

Accounts payable and accrued expenses                170,439          135,694
                                                ------------     ------------
     Total liabilities                            25,096,915       34,146,426
                                                ------------     ------------
Partners' equity:
  Limited partners' equity                       115,755,882      141,161,141
  General partner's deficit                       (3,921,028)      (2,612,029)
  Unrealized gains on
    investment in FHA-Insured
    Certificates and GNMA
    mortgage-backed securities                       479,651          103,741
  Unrealized losses on
    investment in FHA-Insured
    Certificates and GNMA
    mortgage-backed securities                      (743,858)      (3,516,122)
                                                ------------     ------------
     Total partners' equity                      111,570,647      135,136,731
                                                ------------     ------------
     Total liabilities and
       partners' equity                         $136,667,562     $169,283,157
                                                ============     ============

                   The accompanying notes are an integral part
                         of these financial statements.

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                       STATEMENTS OF OPERATIONS


                                                                       For the years ended December 31,
                                                                 1997             1996            1995
                                                             ------------     ------------    ------------
Income:
  Mortgage investment income                                 $ 10,130,219     $ 13,096,453    $ 13,797,980
  Interest and other income                                       498,501          376,054         129,166
                                                             ------------     ------------    ------------
                                                               10,628,720       13,472,507      13,927,146
                                                             ------------     ------------    ------------
Expenses:
  Asset management fee to related
    parties                                                       976,807        1,578,579       1,640,904
  General and administrative                                      334,053          406,794         616,254
  Interest expense to affiliate                                    44,480           34,700          34,699
                                                             ------------     ------------    ------------
                                                                1,355,340        2,020,073       2,291,857
                                                             ------------     ------------    ------------
  Earnings before gain on mortgage
    dispositions and loan losses                                9,273,380       11,452,434      11,635,289

  Gain on mortgage dispositions                                   589,659        1,616,449           5,208

  Loss on mortgage disposition                                    (39,725)              --              --

  Loan loss                                                      (387,325)              --              --
                                                             ------------     ------------    ------------
     Net earnings                                            $  9,435,989     $ 13,068,883    $ 11,640,497
                                                             ============     ============    ============

Net earnings allocated to:
  Limited partners - 95.1%                                   $  8,973,626     $ 12,428,508    $ 11,070,113
  General partner -  4.9%                                         462,363          640,375         570,384
                                                             ------------     ------------    ------------
                                                             $  9,435,989     $ 13,068,883    $ 11,640,497
                                                             ============     ============    ============
Net earnings per Limited
  Partnership Unit - Basic                                   $       0.94     $       1.30    $       1.16
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

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                               STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                         For the years ended December 31, 1997, 1996 and 1995


                                                                           Unrealized      Unrealized
                                                                           Gains on        Losses on
                                                                           Investment      Investment
                                               General        Limited      in Insured      in Insured
                                               Partner        Partners      Mortgages      Mortgages          Total
                                             -------------  -------------  ------------    ------------    -------------

Balance, January 1, 1995                     $    (827,755) $ 175,790,599  $         --    $(13,372,257)   $161,590,587

  Net earnings                                     570,384     11,070,113            --              --      11,640,497

  Distributions paid or accrued of
    $1.24, including return of capital
    of $0.08 per Unit                             (611,835)   (11,874,599)           --              --     (12,486,434)

  Adjustment to unrealized
    gains (losses) on investment
    in insured mortgages                                --             --       406,534       9,431,165       9,837,699
                                             -------------  -------------  ------------    ------------    ------------

Balance December 31, 1995                         (869,206)   174,986,113       406,534      (3,941,092)    170,582,349

  Net earnings                                     640,375     12,428,508            --              --      13,068,883

  Distributions paid or accrued of
    $4.83, including return of capital
    of $ 3.53 per Unit                          (2,383,198)   (46,253,480)           --              --     (48,636,678)

  Adjustment to unrealized
    gains (losses) on investment
    in insured mortgages                                --             --      (302,793)        424,970         122,177
                                             -------------  -------------  ------------    ------------    ------------

Balance December 31, 1996                       (2,612,029)   141,161,141       103,741      (3,516,122)    135,136,731

  Net earnings                                     462,363      8,973,626            --              --       9,435,989

  Distributions paid or accrued of
    $3.59, including return of capital
    of $2.65 per Unit                           (1,771,362)   (34,378,885)           --              --     (36,150,247)

  Adjustment to unrealized
    gains (losses) on investment
    in insured mortgages                                --             --       375,910       2,772,264       3,148,174
                                             -------------  -------------  ------------    ------------    ------------
Balance December 31, 1997                    $  (3,921,028) $ 115,755,882  $    479,651    $   (743,858)   $111,570,647
                                             =============  =============  ============    ============    ============

Limited Partnership Units outstanding - Basic,
  as of December 31, 1997,
  1996 and 1995                                                 9,576,290
                                                            =============

                                         The accompanying notes are an integral part
                                                   of these financial statements.

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                       STATEMENTS OF CASH FLOWS


                                                                        For the years ended December 31,
                                                                  1997           1996            1995
                                                              ------------   ------------    ------------
  Cash flows from operating activities:
  Net earnings                                                $  9,435,989   $ 13,068,883    $ 11,640,497

  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Gain on mortgage dispositions                                 (589,659)    (1,616,449)         (5,208)
    Loss on mortgage dispositions                                   39,725             --              --
    Loan loss                                                      387,325             --              --
    Changes in assets and liabilities:
      Decrease in due to affiliate                                  (7,503)            --              --
      Increase (decrease) in accounts payable and
        accrued expenses                                            34,745        (18,304)        (46,989)
      Increase in receivables and other assets                  (1,794,082)      (632,922)       (354,217)
      Return on investment in affiliate                                 --          4,617           2,886
                                                              ------------   ------------    ------------
        Net cash provided by operating activities                7,506,540     10,805,825      11,236,969
                                                              ------------   ------------    ------------
  Cash flows from investing activities:
    Proceeds from disposition of mortgages                      22,268,941     36,343,358       6,169,529
    Receipt of principal from scheduled payments                 1,069,862      1,084,392       1,121,467
                                                              ------------   ------------    ------------
        Net cash provided by investing activities               23,338,803     37,427,750       7,290,996
                                                              ------------   ------------    ------------

  Cash flows from financing activities:
    Distributions paid to partners                             (45,414,377)   (18,427,561)    (12,587,131)
                                                              ------------   ------------    ------------
  Net (decrease) increase in cash and cash equivalents         (14,569,034)    29,806,014       5,940,834

  Cash and cash equivalents, beginning of year                  38,580,668      8,774,654       2,833,820
                                                              ------------   ------------    ------------
  Cash and cash equivalents, end of year                      $ 24,011,634   $ 38,580,668    $  8,774,654
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

     Prior to the expiration of the Partnership's reinvestment period in December 1994, the Partnership was engaged in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages and, together with Originated Insured Mortgages, referred to herein as Insured Mortgages). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act. The Partnership Agreement states that the Partnership will terminate on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement.

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

          As of December 31, 1997, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 30 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 23 years, on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates, the Partnership does not have the ability, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be included in the Available for Sale category. Although the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default or those which are eligible to be put to FHA at the expiration of 20 years from the date of the final endorsement.

          In connection with this classification, as of December 31, 1997, 1996 and 1995, the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, with the unrealized losses on these assets reported as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will be included as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will continue to be reported in earnings. The amortized cost of the GNMA Mortgage-Backed Securities and FHA-Insured Certificates in this category is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

          As of December 31, 1997, 1996 and 1995, Investment in FHA-Insured Loans, are recorded at amortized cost.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

          Gains from dispositions of mortgage investments are recognized upon the receipt of cash or HUD debentures.

          Losses on dispositions of mortgage investments are recognized when it becomes probable that a mortgage will be disposed of and that the disposition will result in a loss. In the case of Insured Mortgages fully insured by HUD, the Partnership's maximum exposure for purposes of determining the loan losses would generally be an assignment fee charged by HUD representing approximately 1% of the unpaid principal balance of the Insured Mortgage at the date of default, plus the unamortized balance of acquisition fees and closing costs paid in connection with the acquisition of the Insured Mortgage and the loss of approximately 30 days accrued interest.

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

     New Accounting Standards
     ------------------------
          In February 1997, FASB issued SFAS No. 128 "Earnings per Share" ("FAS 128"). FAS 128 changes the requirements for the calculation and disclosure of earnings per share. The Partnership is required to present basic net earnings per limited partnership unit as opposed to net earnings per limited partnership unit. However, the computational differences between FAS 128 and the prior accounting standard do not impact the Partnership. FAS 128 has been applied to the year ended December 31, 1997, and all prior periods.

          During 1997 FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"). FAS 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. The Partnership's disclosures comply with the requirements of this statement.

          During 1997 FASB issued SFAS No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a separate statement of income. This would include net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale." FAS 130 is effective for years beginning on or after December 15, 1997.

          During 1997, FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments and related disclosures about products and

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     services, geographical areas and major customers. FAS 131 is effective for years beginning on or after December 15, 1997.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

                                         As of December 31, 1997               As of December 31, 1996
                                         Amortized          Fair              Amortized         Fair
                                           Cost             Value               Cost            Value
                                       ------------      ------------      ------------     ------------
Investment in FHA-Insured
  Certificates and GNMA
  Mortgage-Backed Securities:
  Originated Insured Mortgages         $ 23,104,560      $ 22,412,522      $ 35,748,510     $ 33,076,697
  Acquired Insured Mortgages             40,353,044        40,780,876        40,754,775       40,014,207
                                       ------------      ------------      ------------     ------------
                                       $ 63,457,604      $ 63,193,398      $ 76,503,285     $ 73,090,904
                                       ============      ============      ============     ============
Investment in FHA-Insured
  Loans:
  Originated Insured Mortgages         $ 43,068,712      $ 41,812,118      $ 53,047,822     $ 52,063,040
  Acquired Insured Mortgage                 982,422         1,010,949           989,128        1,009,987
                                       ------------      ------------      ------------    -------------
                                       $ 44,051,134      $ 42,823,067      $ 54,036,950     $ 53,073,027
                                       ============      ============      ============     ============

Cash and cash equivalents              $ 24,011,634      $ 24,011,634      $ 38,580,668     $ 38,580,668

Accrued interest receivable            $  4,234,815      $  4,234,815      $  2,650,465     $  2,650,465


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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN INSURED MORTGAGES - Continued

     A.   Fully Insured Originated Insured Mortgages and
          Acquired Insured Mortgages
          ----------------------------------------------
          Listed below is the Partnership's aggregate investment in Fully Insured Mortgages as of December 31, 1997 and 1996:

                                                        December 31,
                                                   1997             1996
                                               ------------     ------------
Fully Insured Originated Insured:
  Number of Mortgages(1)                                  5                6
  Amortized Cost                               $ 43,068,712     $ 53,047,822
  Face Value                                     41,562,851       51,162,234
  Fair Value                                     41,812,118       52,063,040

Fully Insured Acquired Insured:
  Number of
    GNMA Mortgage-Backed
      Securities                                         10               10
    FHA-Insured Certificates                              2                2
    FHA-Insured Loan                                      1                1
  Amortized Cost                               $ 41,335,466    $  41,743,903
  Face Value                                     41,283,184       41,689,508
  Fair Value                                     41,791,825       41,024,194

          (1) In November 1997, the Partnership received net proceeds of approximately $9.7 million from the prepayment of the mortgage on Ridgeview Chase Apartments and recognized a loss of approximately $40,000 for the year ended December 31, 1997. The net proceeds of $0.95 per Unit were distributed to Unitholders in February 1998.

          As of March 9, 1998, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest.

          In addition to base interest payments from Fully Insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the years ended December 31, 1997, 1996 and 1995, the Partnership received additional interest of $95,744, $171,848 and $73,357, respectively, from the fully insured Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

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

          As of December 31, 1997 and 1996, the Partnership had invested in three and four, respectively, FHA-Insured Certificates secured by coinsured mortgages. As of December 31, 1997, two of the three FHA-Insured Certificates secured by coinsured mortgages are coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company (Patrician), under the HUD coinsurance program. The two coinsured mortgages which are coinsured by Patrician were delinquent with respect to the payment of principal and interest. The following is a discussion of actual and potential performance problems with respect to the Partnership's coinsured mortgage investments.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN INSURED MORTGAGES - Continued

     1.   Coinsured by third party
          ------------------------
          Listed below are the Originated Insured Mortgages co-insured by Patrician:


                                         December 31, 1997                                          December 31, 1996
                           -----------------------------------------------         ------------------------------------------
                             Amortized         Face             Fair                 Amortized       Face           Fair
                               Cost            Value            Value                  Cost          Value          Value
                           ------------     ------------     ------------          ------------  ------------    ------------
The Villas(1)              $ 15,412,759     $ 15,646,469     $ 14,871,111          $ 15,528,982  $ 15,762,692    $ 14,859,882
St. Charles Place -
  Phase II(2)                 3,035,688        3,035,688        2,885,298             3,052,629     3,052,629       2,877,102


          (1) As of March 9, 1998, the mortgagor has made payments of principal and interest due on the original mortgage on The Villas through November 1995, and has made payments of principal and interest due under a modification agreement with The Villas through August 1993. Patrician is litigating the case in bankruptcy court while negotiating a modification agreement with the borrower.

          (2) This amount represents the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 (AIM 88), an affiliate of the Partnership. As of March 9, 1998, the mortgagor has made payments of principal and interest due on the mortgage through November 1995 to the Partnership. Patrician is litigating the case in bankruptcy court while negotiating a modification agreement with the borrower.

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

     2.   Coinsured by affiliate
          ----------------------
          As of December 31, 1997 and 1996, the Partnership held investments in one and two FHA-Insured Certificates secured by coinsured mortgages, respectively, where the coinsurance lender is Integrated Funding, Inc.
          (IFI), an affiliate of the Partnership. The Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN INSURED MORTGAGES - Continued

                                        1997                                              1996
                   -------------------------------------------           ---------------------------------------    Cumulative
                     Amortized            Face           Fair             Amortized          Face         Fair      Loan Losses
                       Cost              Value          Value               Cost             Value        Value     Recognized
                   ------------       ------------    ---------         ------------    ------------     -------   ------------
Woodland Apts(1)             --                 --           --         $ 12,166,667    $ 11,748,365          --   $         --
Spring Lake
  Village(2)          4,656,113          4,898,740    4,656,113            5,000,233       4,933,126          --        502,626


          (1) In November 1997, the Partnership received net proceeds of approximately $12.7 million from the prepayment of the mortgage on Woodland Apartments and recognized a gain of approximately $590,000 for the year ended December 31, 1997. The net proceeds of $1.26 per Unit were distributed to Unitholders in February 1998.

          (2) As of March 9, 1998, the mortgage on Spring Lake Village has been delinquent since September 1997. This mortgage had been modified for a second time as of February 1996. The interest rate on this mortgage was reduced to 6.75% for 1997, and was to return to the previous modification rate of 7% for all subsequent years. However, since the mortgage did go into default, as of July 1, 1997, the rate reverted back to the original rate of 8.75%. In addition, delinquent principal and interest payments from September 1, 1995 through December 1, 1995, have been deferred, with quarterly payments to be paid out of the mortgagor's available cash flows. No payments have been made on the deferred amount due to insufficient cash flows. On March 9, 1998, IFI foreclosed on the property as successor trustee for the benefit of the Partnership. As a result, the Partnership has recognized a loan loss reserve of $387,325 for their portion of the estimated loss after considering costs to dispose of the assets and reimbursements from HUD. At this time, the Partnership has not made a decision on whether to sell or hold the property.

          In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages contain such Participations. During the years ended December 31, 1997, 1996 and 1995, the Partnership received additional interest of $0, $110,253 and $76,431, respectively, from the coinsured Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 1997, 1996 and 1995 are as follows:

                               1997          1996          1995
                              ------        ------        ------

Quarter ended March 31        $ 0.75(1)(2)  $ 0.91(4)(5)  $ 0.26(5)
Quarter ended June 30,          0.21          0.30(5)       0.34(5)(8)
Quarter ended September 30,     0.22(2)       0.29(6)       0.31(5)
Quarter ended December 31,      2.41(3)       3.33(7)(2)    0.33(5)
                              ------        ------        ------
                              $ 3.59        $ 4.83        $ 1.24
                              ======        ======        ======

(1) This amount includes approximately $0.53 per Unit return of capital from the prepayment of the mortgage on Carmen Drive Estates.

(2) This amount includes approximately $0.01 per Unit representing previously undistributed accrued interest receivable from St. Charles Place-Phase II and The Villas.

(3) This amount includes approximately $2.21 per Unit return of capital from the prepayment of the following mortgages: Ridgeview Chase Apartments of $0.95 per Unit and Woodland Apartments of $1.26 per Unit.

(4) This amount includes approximately $0.61 per Unit return of capital from the prepayment of the mortgage on Lakewood Villas.

(5) This amount includes approximately $0.03 per Unit representing previously undistributed accrued interest receivable from St. Charles Place - Phase II and The Villas.

(6) This amount includes approximately $0.02 per Unit representing previously undistributed accrued interest receivable from St. Charles Place - Phase II and The Villas.

(7) This amount includes approximately $3.07 per Unit return of capital and gain from the prepayment of the following mortgages: Woodbine at Lakewood Apartments $0.55, Pembrook Apartments $1.60, and Skyridge Club $0.92.

(8) This amount includes approximately $0.08 per Unit representing previously undistributed accrued interest receivable from Carmen Drive Estates (The Forest), Woodland Hills Apartments, and Woodbine at Lakewood Apartments.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


6.   INVESTMENT IN AFFILIATE AND NOTE PAYABLE TO AFFILIATE

     In order to capitalize IFI with sufficient net worth under HUD regulations, in April 1994, American Insured Mortgage Investors L.P. - Series 88 (AIM 88), an affiliate of the Partnership, transferred a GNMA mortgage-backed security in the amount of $2.0 million to IFI. The Partnership and American Insured Mortgages Investors L.P. - Series 85 (AIM 85), an affiliate of the Partnership, each issued a demand note payable to AIM 88 and recorded an investment in IFI through an affiliate (AIM Mortgage, Inc.) in proportion to each entity's coinsured mortgages for which IFI was mortgagee of record as of April 1, 1994. Interest expense on the note payable is based on an interest rate of 7.25% per annum. In April 1997, the GNMA mortgage-backed security, with a current balance of $1.9 million, was reallocated between the Partnership and AIM 88, since AIM 85 no longer holds coinsured mortgages. As a result, a new demand note payable to AIM 88 was issued and the investment in IFI was increased.

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

7.   TRANSACTIONS WITH RELATED PARTIES

     In addition to the related party transactions described above in Note 6, the General Partner, and certain affiliated entities, during the years ended December 31, 1997, 1996 and 1995, earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

7.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                  Capacity in Which             For the years ended December 31,
Name of Recipient                    Served/Item               1997          1996         1995
-----------------           ----------------------------    ----------    ----------   ----------
CRIIMI, Inc.                General Partner/Distribution    $1,771,362    $2,383,198   $  611,835

AIM Acquisition             Advisor/Asset Management Fee       976,807     1,578,579    1,640,904
  Partners, L.P.(1)

CRIIMI MAE
  Management, Inc.(2)       Affiliate of General Partner/       52,530        64,405       27,512
                              Expense Reimbursement

CRI(2)                      Affiliate of General Partner/           --            --       58,659
                              Expense Reimbursement

     (1)  The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, was entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets.  As of January 1, 1997, this changed to 0.75% of Total Invested Assets (pursuant to the terms of the Partnership Agreement).  The sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of 0.28% of Total
Invested Assets from the Advisor's Asset Management Fee.  As discussed in Note 1, effective June 30, 1995, CRIIMI MAE Services
Limited Partnership now serves as the Sub-advisor.  Of the amounts paid to the Advisor, CRIIMI MAE Services Limited Partnership earned a fee equal to $364,368, $465,231 and $241,800 for the years ended December 31, 1997, 1996 and for the six months ended
December 31, 1995, respectively.  CRI/AIM Management, Inc., which acted as the Sub-advisor through June 30, 1995, earned a fee equal to $241,800 for the six months ended June 30, 1995.

     (2)  Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI as reimbursement for expenses incurred prior to June 30, 1995 on behalf of the General Partner and Partnership.  As discussed in Note 1, the transaction in which CRIIMI
MAE became a self-administered REIT has no impact on the payments required to be made by the Partnership, other than that the expense reimbursement previously paid by the Partnership to CRI in connection with the provision of services by the Sub-advisor are, effective June 30, 1995, paid to a wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc.  The amounts paid to CRI during the year ended December 31, 1995 represent reimbursement of expenses incurred prior to June 30, 1995.  This reimbursement is included in general and administrative expenses.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


9.   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1997, 1996 and 1995:

(In Thousands, Except Per Unit Data)
                                                 1997
                                            Quarter ended
                            March 31     June 30   September 30   December 31
                           ----------  ----------  ------------   -----------
Income                     $    2,838  $    2,658  $      2,570   $     2,563
Gain on mortgage
  dispositions                     --          --            --           590
Loss on mortgage
  dispositions                     --          --            --           (40)
Loan loss                          --          --            --          (387)
Net earnings                    2,491       2,291         2,219         2,435
Net earnings per Limited
  Partnership Unit - Basic       0.25        0.22          0.22          0.25

                                                 1996
                                             Quarter ended
                            March 31     June 30   September 30   December 31
                           ----------  ----------  ------------   -----------
Income                          3,468       3,525         3,255         3,225
Gain on mortgage
  dispositions                     37          --            --         1,579
Net earnings                    2,985       2,980         2,796         4,308
Net earnings per Limited
  Partnership Unit - Basic        .30         .29           .28           .43


                                                 1995
                                            Quarter ended
                            March 31     June 30   September 30   December 31
                           ----------  ----------  ------------   -----------
Income                     $    3,475  $    3,622  $      3,434   $     3,396
Gain on mortgage
  disposition                      --          --            --             5
Net earnings
Net earnings per Limited        2,922       3,003         2,874         2,841
  Partnership Unit - Basic       0.29        0.30          0.28          0.29


                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                              SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                           DECEMBER 31, 1997

                                                                                                                         Annual
                                                                                                                         Payment
                                                                Interest                     Net                       (Principal
                                                                Rate on       Face        Carrying                         and
   Development Name/                    Maturity       Put      Mortgage   Amount of        Value        Cumulative     Interest)
       Location                           Date       Date (1)    (4)(5)    Mortgage     (3)(9)(10)(15)  Loan Losses      (4)(11)
-----------------------                 --------     --------   -------- ------------   --------------  -----------   -----------
ORIGINATED INSURED MORTGAGES
Coinsured Mortgages
-------------------
Investment in FHA-Insured
  Certificates (carried at fair value)
Spring Lake Village
  St. Petersburg, FL(7)                     7/29         5/03  8.75%(14) $  4,898,740(12)$   4,656,113  $   502,626(7) $ 423,460(14)
The Villas
  Lauderhill, FL (6)                        7/29         8/02  8.75%       15,646,469(12)   14,871,111      842,709    1,491,805(13)
St. Charles Place-Phase II
  Miramar, FL (6)                           2/30        12/03  8.625%       3,035,688(8)(12) 2,885,298      106,000      279,571(8)
                                                                         ------------     ------------
     Total investment in FHA-Insured
       Certificates-Originated Insured
       Mortgages                                                           23,580,897       22,412,522
                                                                         ------------     ------------

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                              SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                          DECEMBER 31, 1997

                                                                                                                      Annual
                                                                                                                      Payment
                                                        Interest                         Net                        (Principal
                                                        Rate on         Face          Carrying                          and
   Development Name/            Maturity       Put      Mortgage     Amount of          Value        Cumulative      Interest)
       Location                   Date       Date (1)    (4)(5)      Mortgage       (3)(9)(10)(14)  Loan Losses       (4)(11)
-----------------------         --------     --------   --------   ------------     --------------  -----------    -----------
ACQUIRED INSURED
  MORTGAGES:
-----------------------
Investment in FHA-Insured
  Certificates (carried at fair value)
Southampton Apts.
  Grove City, OH                    4/27           --      8.50%      1,972,599          2,023,217           --        183,038
Pleasantview Nursing Home
  Union, NJ                         6/29           --      7.75%      3,417,768          3,479,741           --        290,532
                                                                   ------------      -------------
    Total investment in FHA-Insured
      Certificates - Acquired Insured
      Mortgages                                                       5,390,367          5,502,958
                                                                   ------------      -------------
Investment in GNMA Mortgage-Backed
  Securities (carried at fair value)
Brighton Manor
  Petersburg, VA                    3/29           --     7.50%       1,013,973          1,022,262           --         80,424
Cyress Cove
  Jacksonville, FL                  2/28           --     7.30%       6,867,945          6,924,731           --        547,329
Hickory Tree Apts.
  Indianapolis, IN                  4/27           --     7.375%      3,447,738          3,476,391           --        279,108
Main Street Square
  Roundrock, TX                     9/29           --     8.75%       1,350,703          1,439,202           --        122,779
Maple Manor
  Syracuse, NY                      4/29           --     7.375%      1,226,967          1,237,013           --         97,518
Mountain Village Apts.
  Tucson, AZ                        5/29           --     7.50%       1,331,080          1,341,948           --        105,428
Oak Grove Apts.
  Baltimore, MD                     6/23           --     7.50%       6,839,064          6,897,881           --        575,561
Oakwood Garden Apts.
  San Jose, CA                     10/23           --     7.75%       9,588,873          9,670,614           --        812,660
Regency Park Apts.
  North St. Paul, MN                4/24           --     7.00%       1,436,938          1,449,315           --        116,137
Sunflower Apts.
  Tucson, AZ                        5/29           --     7.50%       1,803,832          1,818,561           --        142,873
                                                                   ------------       ------------
    Total investment in GNMA Mortgage-
      Backed Securities-Acquired Insured
      Mortgages                                                      34,907,113         35,277,918
                                                                   ------------       ------------
    Total investment in FHA-Insured Certificates
       and GNMA Mortgage-Backed Securities                         $ 63,878,377       $ 63,193,398
                                                                   ============       ============

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                              SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                          DECEMBER 31, 1997

                                                                                                                      Annual
                                                                                                                      Payment
                                                        Interest                          Net                       (Principal
                                                        Rate on         Face           Carrying                         and
   Development Name/            Maturity       Put      Mortgage     Amount of           Value       Cumulative      Interest)
       Location                   Date       Date (1)    (4)(5)      Mortgage       (3)(9)(10)(14)  Loan Losses       (4)(11)
-----------------------         --------     --------   --------   ------------     --------------  -----------    -----------
ORIGINATED INSURED
  MORTGAGES:
------------------
Fully Insured Mortgages
-----------------------
Investment in FHA-Insured
  Loans (carried at amortized cost)(2)
Iroquois Club Apts.
  Naperville, IL                    3/29        12/03      8.25%     18,232,543         18,870,686           --      1,629,873
Colony Square Apts.
  Rocky Mount, NC                  10/28         4/02      8.25%      4,153,178          4,315,262           --        372,352
Argyle Place
  Hickory, NC                       4/29         7/03      8.25%      4,859,413          5,029,169           --        434,902
Arbor Station
  Montgomery, AL                   10/29         7/02      8.25%      8,627,796          8,950,116           --        771,270
Greenbriar Place
  Glen Ellyn, IL                    4/29         7/02      8.25%      5,689,921          5,903,479           --        508,353
                                                                   ------------       ------------
Total investment in FHA-Insured Loans -
  Fully Insured Mortgages                                            41,562,851         43,068,712
                                                                   ------------       ------------
ACQUIRED INSURED MORTGAGE
-------------------------
Investment in FHA-Insured
  Loan - (carried at amortized cost)(2)

Winburn Square
  Lexington, KY                     1/27           --      9.00%        985,704            982,422           --         95,829
                                                                   ------------       ------------

     Total investment in FHA-Insured Loans                           42,548,555         44,051,134
                                                                   ------------       ------------

     TOTAL INVESTMENT IN INSURED MORTGAGES                         $106,426,932       $107,244,532
                                                                   ============       ============



              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86 NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1997


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

(4) This represents the base interest rate during the permanent phase of this insured mortgage loan. Additional interest (referred to as Participations) measured as a percentage of the net cash flow from the development and of the net proceeds from sale, refinancing or other disposition of the underlying development (as defined in the participation agreements), will also be due. During the years ended December 31, 1997, 1996 and 1995, the Partnership received additional interest of $95,744, $282,101 and $149,788, respectively, from the Participations.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1997


(7) This mortgage is insured under the HUD coinsurance program, as previously discussed. Integrated Funding, Inc. is the HUD-approved coinsurance lender, and the Partnership bears the risk of any principal loss, as previously discussed. As a result of payment defaults during 1997 and the subsequent foreclosure in March 1998, the Partnership has recognized a loan loss reserve of $387,325 for the portion of the estimated loss after considering costs to dispose of assets and reimbursements from HUD.

(8) This amount represents the Partnership's 45% interest in this Insured Mortgage. The remaining 55% interest was acquired by AIM 88.

(9) A reconciliation of the carrying value of the Insured Mortgages for the years ended December 31, 1997 and 1996, is as follows:

                                         1997                1996
                                     ------------        ------------
Beginning balance                    $127,127,854        $162,816,978

Principal receipts on
 Insured Mortgages                     (1,069,862)         (1,084,392)

Gain on mortgage
  dispositions                            589,659           1,616,449

Loss on mortgage dispositions             (39,725)                 --

Disposition of mortgages              (22,268,941)        (36,343,358)

Adjustment to unrealized
  losses on investment in
  Insured Mortgages                     2,772,264             424,970

Adjustment to unrealized
  gains on investment in
  Insured Mortgages                       375,910            (302,793)

Loan loss                                (242,627)(a)              --
                                     ------------        ------------
Ending balance                       $107,244,532        $127,127,854
                                     ============        ============

     (a) Net of receivables and other assets of $144,698 related to Spring Lake Village.

(10) The mortgages underlying the Partnership's investment in FHA-Insured Certificates, GNMA Mortgage-Backed Securities, and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1997


(11) Principal and interest are payable at level amounts over the life of the Insured Mortgages.

(12) Represents principal amount subject to delinquent principal or interest. See Note 4 to the financial statements.

(13) Annual payment reflects required principal and interest payments for 1997 as per the modification agreement.

(14) Pursuant to a modification agreement dated February 1996, the interest rate on this mortgage was reduced to 6.75% for 1997. However, the mortgage went into default as of July 1, 1997, as a result, the mortgage was reverted back to its original note rate of 8.75% effective July 1, 1997, see Note 4 of the financial statements.

(15) As of December 31, 1997 and 1996, the tax basis of the Insured Mortgages was approximately $108.6 million and $131.3 million, respectively.