Form 10-Q
period 1998-03-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1998-05-15
CIK 784014

                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         March 31, 1998
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

     As of March 31, 1998, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

       AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                        INDEX TO FORM 10-Q

               FOR THE QUARTER ENDED MARCH 31, 1998

                                                         Page
                                                         ----
PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - March 31, 1998 (unaudited)
            and December 31, 1997 . . . . . . . . . . .     3

          Statements of Operations - for the three
            months ended March 31, 1998 and 1997
            (unaudited) . . . . . . . . . . . . . . . .     4

          Statement of Changes in Partners' Equity -
            for the three months ended March 31,
            1998 (unaudited). . . . . . . . . . . . . .     5

          Statements of Cash Flows - for the three
            months ended March 31, 1998
            and 1997 (unaudited). . . . . . . . . . . .     6

          Notes to Financial Statements
            (unaudited) . . . . . . . . . . . . . . . .     7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations. . . . . . . . . . . . . . . . .    14

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K. . . . . . .    17

Signature . . . . . . . . . . . . . . . . . . . . . . .    18

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

       AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          BALANCE SHEETS




                                                  March 31,      December 31,
                                                    1998             1997
                                               --------------    -------------
                                                (Unaudited)
                            ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Originated insured mortgages               $   22,430,952    $   22,412,522
    Acquired insured mortgages                     40,863,492        40,780,876
                                               --------------    --------------
                                                   63,294,444        63,193,398
                                               --------------    --------------
Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  premium and discount:
    Originated insured mortgages                   42,987,533        43,068,712
    Acquired insured mortgage                         980,650           982,422
                                               --------------    --------------
                                                   43,968,183        44,051,134

Cash and cash equivalents                           1,523,576        24,011,634

Investment in affiliate                               658,486           658,486

Receivables and other assets                        4,655,510         4,752,910
                                               --------------    --------------
     Total assets                              $  114,100,199    $  136,667,562
                                               --------------    --------------
                                               --------------    --------------

                 LIABILITIES AND PARTNERS' EQUITY


Distributions payable                          $    1,510,456    $   24,267,990

Note payable and due to affiliate                     670,421           658,486

Accounts payable and accrued expenses                 145,487           170,439
                                               --------------    --------------
     Total liabilities                              2,326,364        25,096,915
                                               --------------    --------------
Partners' equity:
  Limited partners' equity                        115,752,924       115,755,882
  General partner's deficit                        (3,921,180)       (3,921,028)
  Unrealized gains on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-backed Securities                   620,953           479,651
  Unrealized losses on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-backed Securities                  (678,862)         (743,858)
                                               --------------    --------------
     Total partners' equity                       111,773,835       111,570,647
                                               --------------    --------------
     Total liabilities and
       partners' equity                        $  114,100,199    $  136,667,562
                                               --------------    --------------
                                               --------------    --------------

           The accompanying notes are an integral part of these financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

       AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                     STATEMENTS OF OPERATIONS

                           (Unaudited)


                                 For the three months ended
                                           March 31,
                              ---------------------------------
                                  1998                 1997
                              ------------         ------------
Income:
  Mortgage investment income  $  1,681,968         $  2,581,047
  Interest and other income        137,466              257,044
                              ------------         ------------
                                 1,819,434            2,838,091
                              ------------         ------------
Expenses:
  Asset management fee to
    related parties                206,766              247,605
  General and administrative        93,387               91,112
  Interest expense to affiliate     11,935                8,675
                              ------------         ------------
                                   312,088              347,392
                              ------------         ------------
     Net earnings             $  1,507,346         $  2,490,699
                              ------------         ------------
                              ------------         ------------

Net earnings allocated to:
  Limited partners - 95.1%    $  1,433,486         $  2,368,655
  General partner  - 4.9%           73,860              122,044
                              ------------         ------------
                              $  1,507,346         $  2,490,699
                              ------------         ------------
                              ------------         ------------
Net earnings per Limited
  Partnership Unit-basic     $       0.15          $       0.25
                              ------------         ------------
                              ------------         ------------



           The accompanying notes are an integral part of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

       AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

             STATEMENT OF CHANGES IN PARTNERS' EQUITY

            For the three months ended March 31, 1998

                           (Unaudited)



                                                                               Unrealized               Unrealized
                                                                                Gains on                Losses on
                                                                               Investment               Investment
                                    General                Limited             in Insured               in Insured
                                    Partner                Partners             Mortgages                Mortgages        Total
                                 -------------           -------------        -------------            ------------   ------------

Balance, December 31, 1997       $  (3,921,028)         $ 115,755,882         $     479,651           $   (743,858)   $111,570,647

  Net earnings                          73,860              1,433,486                    --                     --       1,507,346

  Distributions paid or
   accrued of $0.15 per
   Unit                                (74,012)            (1,436,444)                   --                     --      (1,510,456)

  Adjustment to unrealized
   gains on investment in
   Insured Mortgages                        --                     --               141,302                     --         141,302

  Adjustment to unrealized
   losses on investment in
   Insured Mortgages                        --                     --                    --                 64,996          64,996
                                 ---------------        -------------         -------------           -------------   -------------
Balance, March 31, 1998          $  (3,921,180)         $ 115,752,924         $     620,953           $   (678,862)   $111,773,835
                                 ---------------        -------------         -------------           -------------   -------------
                                 ---------------        -------------         -------------           -------------   -------------

Limited Partnership Units outstanding -
  basic, as of March 31, 1998                              9,576,290
                                                        ------------
                                                        ------------

                The accompanying notes are an integral part
                      of these financial statements.

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

           AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                         STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                                            For the three months ended
                                                                                    March 31,
                                                                             1998               1997
                                                                        --------------     --------------
  Cash flows from operating activities:

    Net earnings                                                        $   1,507,346       $  2,490,699

    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Changes in assets and liabilities:
        Increase in note payable and due
          to affiliate                                                         11,935              8,675
        Decrease (increase) in accounts payable and accrued expenses          (24,952)            11,127
        Decrease (increase) in receivables and other assets                    97,400           (318,467)
                                                                        --------------       ------------
        Net cash provided by operating activities                           1,591,729          2,192,034
                                                                        --------------       ------------
  Cash flows from investing activities:
    Receipt of principal from scheduled payments                              188,203            253,050
                                                                        --------------       ------------
        Net cash provided by investing activities                             188,203            253,050
                                                                        --------------       ------------

  Cash flows from financing activities:
    Distributions paid to partners                                        (24,267,990)       (33,532,120)
                                                                        --------------       ------------
        Net cash used in financing activities                             (24,267,990)       (33,532,120)
                                                                        --------------       ------------
  Net decrease in cash and cash equivalents                               (22,488,058)       (31,087,036)

  Cash and cash equivalents, beginning of period                           24,011,634         38,580,668
                                                                        --------------       ------------
  Cash and cash equivalents, end of period                              $   1,523,576        $ 7,493,632
                                                                        --------------       ------------
                                                                        --------------       ------------


                The accompanying notes are an integral part
                      of these financial statements.

                AMERICAN ISSUED MORTGAGE INVESTORS L.P. - SERIES 86

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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 1998 and December 31, 1997 and the results of its operations for the three months ended March 31, 1998 and 1997 and its cash flows for the three months ended March 31, 1998 and 1997.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1997.

                AMERICAN ISSUED MORTGAGE INVESTORS L.P. - SERIES 86

                           NOTES TO FINANCIAL STATEMENTS

                                     (unaudited)


2.   BASIS OF PRESENTATION - Continued

     New Accounting Standards
     ------------------------
     During 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income" (FAS 130). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a separate statement of income. This would include net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale". FAS 130 was adopted by the Partnership January 1, 1998. For the three months ended March 31, 1998 and 1997, comprehensive income was $1,713,644 and $1,008,516, respectively.

3.   INVESTMENT IN INSURED MORTGAGES

     The following is a discussion of the Partnership's investment in FHA-Insured Loans, FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of March 31, 1998 and December 31, 1997:

          Fully Insured Originated Insured Mortgages and
          Acquired Insured Mortgages
          ----------------------------------------------
          Listed below is the Partnership's aggregate investment in fully Insured Mortgages as of March 31, 1998 and December 31, 1997:

               AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

3.   INVESTMENT IN INSURED MORTGAGES - Continued



                                        March 31,    December 31,
                                           1998           1997
                                       -------------  ------------
Fully Insured Originated Insured:
  Number of Mortgages(1)..............             5             5
  Amortized Cost......................  $ 42,987,533  $ 43,068,712
  Face Value..........................    41,490,402    41,562,851
  Fair Value..........................    41,762,271    41,812,118

Fully Insured Acquired Insured:
  Number of
    GNMA Mortgage-Backed
      Securities (2)..................            10            10
    FHA-Insured Certificates..........             2             2
    FHA-Insured Loan..................             1             1
  Amortized Cost......................  $ 41,228,444  $ 41,335,466
  Face Value..........................    41,176,698    41,283,184
  Fair Value..........................    41,875,079    41,791,825



(1) In April 1998, the Partnership received net proceeds of approximately $9.3 million from the prepayment of the mortgage on Arbor Station and expects to recognize a gain of approximately $414,000. The Partnership expects to distribute $0.93 per Unit in August 1998, related to the prepayment of this mortgage.


(2) In late April 1998, the Partnership received net proceeds of approximately $6.8 million from the prepayment of the mortgage on Oak Grove Apartments and expects to recognize a gain of approximately $23,000. The Partnership expects to distribute $0.67 per Unit in August 1998, related to the prepayment of this mortgage.



          As of May 1, 1998, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest.

          In addition to base interest payments from fully insured originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three months ended March 31, 1998 and 1997, the Partnership received additional interest of $74,112 and $22,119 from the fully insured Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

          Originated Coinsured FHA-Insured Certificates
          ---------------------------------------------
          As of March 31, 1998 and December 31, 1997, the Partnership had invested in three FHA-Insured Certificates secured by coinsured mortgages. Two of the three FHA-Insured Certificates secured by coinsured mortgages are coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company (Patrician),

               AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

3.   INVESTMENT IN INSURED MORTGAGES - Continued

     under the HUD coinsurance program.

     1.   Coinsured by third party
          ------------------------
          As of March 31, 1998, the two originated coinsured mortgages which are coinsured by Patrician, The Villas and St. Charles Place - Phase II, were delinquent with respect to the payment of principal and interest. The following is a discussion of actual and potential performance problems with respect to the mortgage investments.

          Listed below are the originated Insured Mortgages co-insured by
          Patrician:

                                         March 31, 1998                               December 31, 1997
                          -------------------------------------------     -------------------------------------------
                             Amortized       Face           Fair            Amortized        Face          Fair
                               Cost          Value          Value             Cost           Value         Value
                          -------------  -------------  -------------     -------------  -------------  -------------
The Villas(1)...........   $15,412,759    $15,646,468    $14,880,919       $15,412,759    $15,646,469    $14,871,111
St. Charles Place -
  Phase II(2)...........     3,035,688      3,035,688      2,888,666         3,035,688      3,035,688      2,885,298

(1) As of May 1, 1998, the mortgagor has made payments of principal and interest due on the original mortgage through November 1995, and has made payments of principal and interest due under a modification agreement through August 1993. Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.

(2) These amounts represent the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88, an affiliate of the Partnership. As of May 1, 1998, the mortgagor has made payments of principal and interest due on the mortgage through November 1995 to the Partnership. Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.

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

               AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

3.   INVESTMENT IN INSURED MORTGAGES - Continued

     2.   Coinsured by affiliate
          ----------------------
          As of March 31, 1998 and December 31, 1997, the Partnership held an investment in one FHA-Insured Certificate secured by a coinsured mortgage, where the coinsurance lender is Integrated Funding, Inc. (IFI), an affiliate of the Partnership.

                                    March 31, 1998                                 December 31, 1997
                      -------------------------------------------     -------------------------------------------     Cumulative
                        Amortized        Face           Fair           Amortized         Face           Fair          Loan Losses
                          Cost           Value          Value            Cost            Value          Value         Recognized
                      -------------  -------------  -------------     -------------  -------------  -------------    -------------
Spring Lake Village    $4,656,113     $4,898,740     $4,661,367        $4,656,113     $4,656,113     $4,656,113         $502,626


(1) As of May 1, 1998, the mortgage on Spring Lake Village has been delinquent since September 1997. This mortgage was modified for a second time as of February 1996. The interest rate on this mortgage was reduced to 6.75% for 1997, and was to return to the previous modification rate of 7% for all subsequent years. However, since the mortgage did go into default, as of July 1, 1997, the rate reverted back to the original rate of 8.75%. In addition, delinquent principal and interest payments for September 1, 1995 through December 1, 1995, have been deferred, with quarterly payments to be paid out of the mortgagor's available cash flow. No payments have been made on the deferred amount due to insufficient cash flows. On March 9, 1998, IFI foreclosed on the property as successor trustee for the benefit of the Partnership. As a result, the Partnership had recognized a loan loss reserve of $387,325 as of December 31, 1997, for their portion of the estimated loss after considering costs to dispose of the assets and reimbursements from HUD. At this time, the Partnership has not made a decision on whether to sell or hold the property.

     In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages have contained such Participations. During the three months ended March 31, 1998 and 1997, the Partnership has not received additional interest from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

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

               AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


in proportion to each entity's coinsured mortgages for which IFI was mortgagee of record as of April 15, 1994. Interest expense on the note payable is based on an interest rate of 7.25% per annum. In April 1997, the GNMA mortgage-backed security, with a balance of $1.9 million, was reallocated between the Partnership and AIM 88. As a result, a new demand note payable to AIM 88 was issued and the investment in IFI was updated.

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

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 1998 and 1997 are as follows:

                                      1998             1997
                                    ---------       ---------
Quarter ended March 31,             $    0.15       $    0.75(1)
                                    ---------       ---------
                                    ---------       ---------

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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three months ended March 31, 1998 and 1997, earned or received compensation or payments for services from the Partnership as follows:

               COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
               -----------------------------------------------

                                                            For the three months
                               Capacity in Which               ended March 31,
Name of Recipient                 Served/Item                1998          1997
-----------------         ----------------------------     --------      --------
CRIIMI, Inc.              General Partner/Distribution     $ 74,012      $370,062

AIM Acquisition           Advisor/Asset Management Fee      206,766       247,605
  Partners, L.P. (1)

CRIIMI MAE                Affiliate of General Partner/
  Management, Inc.          Expense Reimbursement            14,060        15,600

(1) The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.75% and 0.95% of Total Invested Assets (as defined in the Partnership Agreement) for the three months ended March 31, 1998 and 1997, respectively. CRIIMI MAE Services Limited Partnership, the sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of 0.28% of Total Invested Assets. Of the amounts paid to the Advisor, the Sub-advisor earned a fee equal to $77,184 and $92,430, for the three months ended March 31, 1998 and 1997, respectively. The Sub-advisor is an affiliate of CRIIMI MAE.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------
    The Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in the Partnership's other reports filed with the Securities and Exchange Commission that could cause actual results to differ materially. See Item 1, "Forward-Looking Statements" in the Partnership's Annual Report for 1997 on Form 10-K for a more detailed discussion of such risks and uncertainties.

General
-------
    As of March 31, 1998, the Partnership had invested in 21 insured mortgages, with an aggregate amortized cost of approximately $107 million, an aggregate face value of approximately $106 million and an aggregate fair value of approximately $106 million, as discussed below.

    In April 1998, the Partnership received net proceeds of approximately $9.3 million from the prepayment of the mortgage on Arbor Station and expects to recognize a gain of approximately $414,000. The Partnership expects to distribute $0.93 per Unit in August 1998, related to the prepayment of this mortgage.

    In late April 1998, the Partnership received net proceeds of approximately $6.8 million from the prepayment of the mortgage on Oak Grove Apartments and expects to recognize a gain of approximately $23,000. The Partnership expects to distribute $0.67 per Unit in August 1998, related to the prepayment of this mortgage.

    As of May 1, 1998, all of the fully insured FHA-Insured Certificates, GNMA Mortgage Backed Securities and FHA-Insured Loans were current with respect to payment of principal and interest. As of May 1, 1998, the three coinsured FHA-Insured Certificates were delinquent with respect to payment of principal and interest. As discussed in Note 3 to the financial statements, management does not anticipate that these delinquencies will have an adverse material impact on the Partnership's financial statements.

Results of Operations
---------------------
    Net earnings decreased for the three months ended March 31, 1998, as compared to the corresponding period in 1997. This decrease was primarily due to the reduction in the mortgage base, as discussed below.

    Mortgage investment income decreased for the three months ended March 31, 1998, as compared to the corresponding period in 1997, primarily due to the prepayment of the mortgages on Ridgeview Chase Apartments and Woodland Apartments during the fourth quarter of 1997. In addition,

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Partnership has made a decision to no longer accrue interest on the delinquent coinsured mortgages as of January 1, 1998. See Note 3 of the financial statements.

    Interest and other income decreased for the three months ended March 31, 1998, as compared to the corresponding period in 1997, primarily due to the temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

    Asset management fees to related parties decreased for the three months ended March 31, 1998, as compared to the corresponding period in 1997, primarily due to the decrease in the mortgage base.

    Interest expense to affiliate increased for the three months ended March 31, 1998, as compared to the corresponding period in 1997. This increase is primarily due to the revision of the note payable to affiliate, as discussed in Note 4 to the financial statements.

Liquidity and Capital Resources
-------------------------------
    The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first three months of 1998 to meet operating requirements.

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

    Net cash provided by operating activities decreased for the three months ended March 31, 1998, as compared to the corresponding period in 1997, primarily due to the decrease in net earnings, as discussed above.

    Net cash provided by investing activities decreased for the three months ended March 31, 1998, as compared to the corresponding period in 1997, primarily due to the reduction in the mortgage base, as previously discussed.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Net cash used in financing activities decreased for the three months ended March 31, 1998, as compared to the corresponding period in 1997, as a result of a decrease in distributions paid to partners. Distributions paid to partners during the first quarter of 1998 included special distributions resulting from the disposition of the mortgages on Ridgeview Chase Apartments and Woodland Apartments. Distributions paid to partners during the first quarter of 1997 included special distributions resulting from the disposition of the mortgages on Pembrook Apartments, Skyridge Club and Woodbine at Lakewood Apartments.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1998.

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


May 14, 1998                   /s/ Cynthia O. Azzara
---------------               -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer