Form 10-Q
period 1998-06-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1998-08-13
CIK 784014

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended           June 30, 1998
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

     As of June 30, 1998, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998

                                                         Page
                                                         ----
PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - June 30, 1998 (unaudited)
            and December 31, 1997 . . . . . . . . . . .     3

          Statements of Operations - for the three and
            six months ended June 30, 1998 and 1997
            (unaudited) . . . . . . . . . . . . . . . .     4

          Statement of Changes in Partners' Equity -
            for the six months ended June 30, 1998
            (unaudited) . . . . . . . . . . . . . . . .     5

          Statements of Cash Flows - for the six
            months ended June 30, 1998
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                             BALANCE SHEETS

                                                                         June 30,       December 31,
                                                                           1998             1997
                                                                     --------------     -------------
                                                                      (Unaudited)
                                                              ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Originated insured mortgages                                     $   22,273,190     $   22,412,522
    Acquired insured mortgages                                           33,853,326         40,780,876
                                                                     --------------     --------------
                                                                         56,126,516         63,193,398
                                                                     --------------     --------------
Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  premium and discount:
    Originated insured mortgages                                         33,988,633         43,068,712
    Acquired insured mortgage                                               978,837            982,422
                                                                     --------------     --------------
                                                                         34,967,470         44,051,134

Cash and cash equivalents                                                17,537,844         24,011,634

Investment in affiliate                                                     658,486            658,486

Receivables and other assets                                              4,617,182          4,752,910
                                                                     --------------     --------------
     Total assets                                                    $  113,907,498     $  136,667,562
                                                                     ==============     ==============

                                                  LIABILITIES AND PARTNERS' EQUITY


Distributions payable                                                $   17,621,985     $   24,267,990

Note payable and due to affiliate                                           682,356            658,486

Accounts payable and accrued expenses                                       167,253            170,439
                                                                     --------------     --------------
     Total liabilities                                                   18,471,594         25,096,915
                                                                     --------------     --------------
Partners' equity:
  Limited partners' equity                                              100,491,900        115,755,882
  General partner's deficit                                              (4,707,500)        (3,921,028)
  Unrealized gains on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-backed Securities                                         482,874            479,651
  Unrealized losses on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-backed Securities                                        (831,370)          (743,858)
                                                                     --------------     --------------
     Total partners' equity                                              95,435,904        111,570,647
                                                                     --------------     --------------
     Total liabilities and partners' equity                          $  113,907,498     $  136,667,562
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                        STATEMENTS OF OPERATIONS

                                               (Unaudited)


                                        For the three months ended         For the six months ended
                                                 June 30,                           June 30,
                                       ----------------------------      ----------------------------
                                           1998            1997              1998            1997
                                       ------------    ------------      ------------    ------------
Income:
  Mortgage investment income           $  1,337,817    $  2,602,790      $  3,019,784    $  5,183,837
  Interest and other income                  86,207          55,570           223,673         312,614
                                       ------------    ------------      ------------    ------------
                                          1,424,024       2,658,360         3,243,457       5,496,451
                                       ------------    ------------      ------------    ------------
Expenses:
  Asset management fee to
    related parties                         186,626         247,605           393,392         495,210
  General and administrative                 87,942         107,512           181,328         198,624
  Interest expense to affiliate              11,935          11,935            23,870          20,610
                                       ------------    ------------      ------------    ------------
                                            286,503         367,052           598,590         714,444
                                       ------------    ------------      ------------    ------------
  Earnings before gain on
    mortgage disposition                  1,137,521       2,291,308         2,644,867       4,782,007

  Gain on mortgage dispositions             437,120              --           437,120              --
                                       ------------    ------------      ------------    ------------
     Net earnings                      $  1,574,641    $  2,291,308      $  3,081,987    $  4,782,007
                                       ============    ============      ============    ============

Net earnings allocated to:
  Limited partners - 95.1%             $  1,497,484    $  2,179,034      $  2,930,970    $  4,547,689
  General partner  - 4.9%                    77,157         112,274           151,017         234,318
                                       ------------    ------------      ------------    ------------
                                       $  1,574,641    $  2,291,308      $  3,081,987    $  4,782,007
                                       ============    ============      ============    ============
Net earnings per Limited
  Partnership Unit-basic               $       0.16    $       0.22      $       0.31    $       0.47
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                  For the six months ended June 30, 1998

                                               (Unaudited)






                                                                         Unrealized      Unrealized
                                                                          Gains on       Losses on
                                                                         Investment      Investment
                                          General          Limited       in Insured      in Insured
                                          Partner          Partners       Mortgages       Mortgages          Total
                                       -------------     -------------  -------------   ------------     ------------

Balance, December 31, 1997             $  (3,921,028)    $ 115,755,882  $     479,651   $   (743,858)    $111,570,647

  Net earnings                               151,017         2,930,970             --             --        3,081,987

  Distributions paid or
   accrued of $1.90 per
   Unit, including $1.59
   return of capital                        (937,489)      (18,194,952)            --             --      (19,132,441)

  Adjustment to unrealized
   gains on investment in
   Insured Mortgages                              --                --          3,223             --            3,223

  Adjustment to unrealized
   losses on investment in
   Insured Mortgages                              --                --             --        (87,512)         (87,512)
                                       -------------     -------------  -------------   ------------     ------------
Balance, June 30, 1998                 $  (4,707,500)    $ 100,491,900  $     482,874   $   (831,370)    $ 95,435,904
                                       =============     =============  =============   ============     ============

Limited Partnership Units outstanding -
  basic, as of June 30, 1998                                 9,576,290
                                                         =============


                                             The accompanying notes are an integral part
                                                   of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                        STATEMENTS OF CASH FLOWS

                                                (Unaudited)

                                                                                         For the six months ended
                                                                                                  June 30,
                                                                                           1998            1997
                                                                                       ------------    ------------
  Cash flows from operating activities:

    Net earnings                                                                       $  3,081,987    $  4,782,007

    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Gain on mortgage dispositions                                                        (437,120)             --
      Changes in assets and liabilities:
        Increase in note payable and due to affiliate                                        23,870         200,484
        (Decrease) increase in accounts payable and accrued expenses                         (3,186)         39,539
        Decrease (increase) in receivables and other assets                                 135,728        (768,715)
        Increase in investment in affiliate                                                      --        (187,377)
                                                                                       ------------    ------------
        Net cash provided by operating activities                                         2,801,279       4,065,938
                                                                                       ------------    ------------
  Cash flows from investing activities:
    Proceeds from mortgage dispositions                                                  16,163,377              --
    Receipt of principal from scheduled payments                                            340,000         511,098
                                                                                       ------------    ------------
        Net cash provided by investing activities                                        16,503,377         511,098
                                                                                       ------------    ------------

  Cash flows from financing activities:
    Distributions paid to partners                                                      (25,778,446)    (41,084,399)
                                                                                       ------------    ------------
        Net cash used in financing activities                                           (25,778,446)    (41,084,399)
                                                                                       ------------    ------------
  Net decrease in cash and cash equivalents                                              (6,473,790)    (36,507,363)

  Cash and cash equivalents, beginning of period                                         24,011,634      38,580,668
                                                                                       ------------    ------------
  Cash and cash equivalents, end of period                                             $ 17,537,844    $  2,073,305
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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 1998 and December 31, 1997 and the results of its operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997.

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

     New Accounting Standards
     ------------------------
     During 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income" (FAS
130). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a separate statement of income. This would include net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale". FAS 130 was adopted by the Partnership January 1, 1998. For the three and six months ended June 30, 1998, comprehensive income was $1,284,054 and $2,997,698, respectively.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   BASIS OF PRESENTATION - Continued

For the three and six months ended June 30, 1997 comprehensive income was $4,059,577 and $5,068,093, respectively.

3.   INVESTMENT IN INSURED MORTGAGES

     The following is a discussion of the Partnership's investment in FHA-Insured Loans, FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of June 30,1998 and December 31, 1997:

          Fully Insured Originated Insured Mortgages and
          Acquired Insured Mortgages
          ----------------------------------------------
          Listed below is the Partnership's aggregate investment in fully Insured Mortgages as of June 30, 1998 and December 31, 1997:

                                             June 30,     December 31,
                                               1998           1997
                                          -------------   ------------
Fully Insured Originated Insured:
  Number of Mortgages(1)                              4              5
  Amortized Cost                           $ 33,988,633   $ 43,068,712
  Face Value                                 32,818,906     41,562,851
  Fair Value                                 33,040,776     41,812,118

Fully Insured Acquired Insured:
  Number of
    GNMA Mortgage-Backed
      Securities (2)                                  9             10
    FHA-Insured Certificates                          2              2
    FHA-Insured Loan                                  1              1
  Amortized Cost                           $ 34,349,289   $ 41,335,466
  Face Value                                 34,274,911     41,283,184
  Fair Value                                 34,858,131     41,791,825

(1)    In April 1998, the Partnership received net proceeds of approximately
$9.3 million from the prepayment of the mortgage on Arbor Station and recognized a gain of approximately $414,000 for the six months ended June 30, 1998. A distribution of $0.93 per Unit related to this prepayment was declared in April
1998 and was paid to Unitholders in August 1998.

(2)  In late April 1998, the Partnership received net proceeds of approximately
$6.8 million from the prepayment of the mortgage on Oak Grove Apartments and recognized a gain of approximately $23,000 for the six months ended June 30, 1998. A distribution of $0.67 per Unit related to this prepayment was declared in May 1998 and was paid to Unitholders in August 1998.


          As of August 1, 1998, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest.

          In addition to base interest payments from fully insured originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN INSURED MORTGAGES - Continued

     the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and six months ended June 30, 1998, the Partnership received additional interest of $0 and $74,112, respectively, from the fully insured Participations. During the three and six months ended June 30, 1997 the Partnership received additional interest of $48,812 and $70,931, respectively, from the fully insured Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

          Originated Coinsured FHA-Insured Certificates
          ---------------------------------------------
          As of June 30, 1998 and December 31, 1997, the Partnership had invested in three FHA-Insured Certificates secured by coinsured mortgages. Two of the three FHA-Insured Certificates secured by coinsured mortgages are coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company (Patrician), under the HUD coinsurance program.

     1.   Coinsured by third party
          ------------------------
          As of June 30, 1998, the two originated coinsured mortgages which are coinsured by Patrician, The Villas and St. Charles Place - Phase II, were delinquent with respect to the payment of principal and interest. The following is a discussion of actual and potential performance problems with respect to the mortgage investments.

          Listed below are the originated Insured Mortgages co-insured by
          Patrician:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN INSURED MORTGAGES - Continued


                                      June 30, 1998                                     December 31, 1997
                         ---------------------------------------------       ------------------------------------------
                           Amortized         Face            Fair              Amortized       Face           Fair
                             Cost            Value           Value               Cost          Value          Value
                         ------------     ------------    ------------       ------------  ------------    ------------
The Villas(1)            $ 15,412,759     $ 15,646,468    $ 14,774,198       $ 15,412,759  $ 15,646,469    $ 14,871,111
St. Charles Place -
  Phase II(2)               3,035,688        3,035,688       2,869,209          3,035,688     3,035,688       2,885,298


(1)  As of August 1, 1998, the mortgagor has made payments of principal and interest due on the original mortgage through November
     1995, and has made payments of principal and interest due under a modification agreement through August 1993.  Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.  The
     Partnership has made the decision to discontinue the accrual of interest income for this mortgage as of January 1, 1998, in the best interest of its Unitholders.  For the three and six months ended June 30, 1998 the unaccrued mortgage investment income was approximately $342,000 and $684,000, respectively.

(2)  These amounts represent the Partnership's approximate 45% ownership interest in the mortgage.  The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88, an affiliate of the Partnership.  As of August 1,
     1998, the mortgagor has made payments of principal and interest due on the mortgage through November 1995 to the Partnership.
     Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.
     The Partnership has made the decision to discontinue the accrual of interest income for this mortgage as of January 1, 1998, in the best interest of its Unitholders.  For the three and six months ended June 30, 1998 the unaccrued mortgage investment income was approximately $65,000 and $131,000, respectively.


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

     2.   Coinsured by affiliate
          ----------------------
          As of June 30, 1998 and December 31, 1997, the Partnership held an investment in one FHA-Insured Certificate secured by a coinsured mortgage, where the coinsurance lender is Integrated Funding, Inc.
          (IFI), an affiliate of the Partnership.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN INSURED MORTGAGES - Continued

                                    June 30, 1997                        December 31, 1997
                          ----------------------------------    ------------------------------------    Cumulative
                           Amortized     Face        Fair         Amortized     Face         Fair       Loan Losses
                              Cost       Value       Value           Cost       Value        Value      Recognized
                          ----------   ---------- ----------     ----------  ----------   ----------   ------------
Spring Lake Village       $4,656,113   $4,898,740 $4,629,783     $4,656,113  $4,656,113   $4,656,113       $502,626


(1)    As of August 1, 1998, the mortgage on Spring Lake Village has been delinquent since October 1997.  This mortgage was modified for a second time as of February 1996.  The interest rate on this mortgage was reduced to 6.75% for 1997, and was to return to the previous modification rate of 7% for all subsequent years.  However, since the mortgage did go into default, as of July 1, 1997, the rate reverted back to the original rate of 8.75%.  In addition, delinquent principal and interest payments for September 1, 1995 through December 1, 1995, have been deferred, with quarterly payments to be paid out of the mortgagor's available cash flow.  No payments have been made on the deferred amount due to insufficient cash flows.  On March 9, 1998, IFI foreclosed on the property as successor trustee for the benefit of the Partnership.  As a result, the Partnership had recognized a loan loss reserve of $387,325 as of December 31, 1997, for their portion of the estimated loss after considering costs to dispose of the assets and reimbursements from HUD.  At this time, the Partnership has not made a decision on whether to sell or hold the property.


     In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages have contained such Participations. During the three and six months ended June 30, 1998 and 1997, the Partnership has not received additional interest from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

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

     IFI had entered into an expense reimbursement agreement with the Partnership, AIM 85 and AIM 88 (collectively the AIM Funds) whereby IFI reimburses the AIM Funds for general and administrative expenses incurred on behalf of IFI. The expense reimbursement is allocated to the AIM Funds based on an amount proportionate to each entity's IFI coinsured mortgages. The expense reimbursement, interest from the two notes and the Partnership's equity interest in IFI's net income or loss, substantially equals the mortgage principal and interest on the GNMA mortgage-backed security transferred to IFI. In April

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INVESTMENT IN AFFILIATE, NOTE PAYABLE AND DUE TO
       AFFILIATE - Continued

1997, this agreement was amended to exclude AIM 85 which no longer holds coinsured mortgages.

5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 1998 and 1997 are as follows:

                                      1998              1997
                                    ---------        ---------

Quarter ended March 31,             $    0.15        $    0.75(2)
Quarter ended June 30,                   1.75(1)          0.21
                                    ---------        ---------
                                         1.90             0.96
                                    =========        =========


(1) This amount includes approximately $1.60 from the prepayment of the following mortgages: Arbor Station of $0.93 per Unit and Oak Grove Apartments of $0.67 per Unit.
(2) This amount includes approximately $0.53 per Unit return of capital and gain from the prepayment of the mortgage on Carmen Drive Estates. In addition, this amount includes $0.01 per Unit representing previously undistributed accrued interest from St. Charles Place-Phase II and The Villas.


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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the six months ended June 30, 1998 and 1997, earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           ----------------------------------------------

                                                                   For the three months        For the six months
                                  Capacity in Which                   ended June 30,             ended June 30,
Name of Recipient                    Served/Item                     1998         1997           1998        1997
-----------------            ----------------------------          --------     --------       --------    --------
CRIIMI, Inc.                 General Partner/Distribution          $863,477     $103,617       $937,489    $473,679

AIM Acquisition              Advisor/Asset Management Fee           186,626      247,605        393,392     495,210
  Partners, L.P. (1)

CRIIMI MAE                   Affiliate of General Partner/
  Management, Inc.             Expense Reimbursement                 15,978       27,090         30,038      42,690

(1)  The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to
     0.75% and 0.95% of Total Invested Assets (as defined in the Partnership Agreement) for the six months ended June 30, 1998 and
     1997, respectively.  CRIIMI MAE Services Limited Partnership, the sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of 0.28% of Total Invested Assets.  Of the amounts paid to the Advisor, the Sub-advisor earned a fee equal to $69,666 and $146,850, for the three and six months ended June 30, 1998, respectively and earned a fee equal to $92,430 and $184,860, for the three and six months ended June 30, 1997, respectively.  The Sub-advisor is an affiliate of CRIIMI MAE.


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

General
-------
     As of June 30, 1998, the Partnership had invested in 19 insured mortgages, with an aggregate amortized cost of approximately $91.4 million, an aggregate face value of approximately $90.7 million and an aggregate fair value of approximately $90.2 million, as discussed below.

     As of August 1, 1998, all of the fully insured FHA-Insured Certificates, GNMA Mortgage Backed Securities and FHA-Insured Loans were current with respect to payment of principal and interest. As of August 1, 1998, the three coinsured FHA-Insured Certificates were delinquent with respect to payment of principal and interest. As discussed in Note 3 to the financial statements, management does not anticipate that these delinquencies will have an adverse material impact on the Partnership's financial statements.

Results of Operations
---------------------
     Net earnings decreased for the three and six months ended June 30, 1998, as compared to the corresponding periods in 1997, primarily due to a decrease in mortgage investment income, as discussed below. This decrease was partially offset by an increase in gain on mortgage dispositions, as discussed below.

     Mortgage investment income decreased for the three and six months ended June 30, 1998, as compared to the corresponding periods in 1997, primarily due to the prepayment of four mortgages since October 1997. In addition, the Partnership has made a decision to no longer accrue interest on the delinquent coinsured mortgages as of January 1, 1998. See Note 3 of the financial statements.

     Interest and other income increased for the three months ended June 30, 1998, as compared to the corresponding period in 1997, and decreased for the six months ended June 30, 1998, as compared to the corresponding period in 1997. These variances are primarily due to the temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     Asset management fees to related parties decreased for the three and six months ended June 30, 1998, as compared to the corresponding periods in 1997, primarily due to the decrease in the mortgage base.

     Interest expense to affiliate increased for the six months ended June 30, 1998, as compared to the corresponding period in 1997. This increase is primarily due to the revision of the note payable to affiliate, as discussed in
Note 4 to the financial statements.

     Gain on mortgage dispositions increased for the three and six months ended June 30, 1998, as compared to the corresponding periods in 1997. During the first six months of 1998, the Partnership recognized gains from the prepayment of the mortgages on Arbor Station and Oak Grove Apartments. During the first six months of 1997, no gains or losses were recognized.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first six months of 1998 to meet operating requirements.

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

     Net cash provided by operating activities decreased for the six months ended June 30, 1998, as compared to the corresponding period in 1997, primarily due to the decrease in earnings before gain on mortgage dispositions as it relates to the reduction in mortgage base.

     Net cash provided by investing activities increased for the six months ended June 30, 1998, as compared to the corresponding period in 1997, primarily due to proceeds received from the disposition of mortgages, as previously discussed.

     Net cash used in financing activities decreased for the six months ended June 30, 1998, as compared to the corresponding period in 1997, as a result of a decrease in distributions paid to partners.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1998.

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

                              AMERICAN INSURED MORTGAGE
                                INVESTORS L.P. - SERIES 86
                                (Registrant)

                              By:  CRIIMI, Inc.
                                   General Partner


/s/ August 13, 1998           /s/ Cynthia O. Azzara
-------------------           -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer