Form 10-Q
period 1998-09-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1998-11-16
CIK 784014

                  FORM 10-Q
     SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended        September 30, 1998
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

         As of September 30, 1998, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

                            AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                                 INDEX TO FORM 10-Q

                                      FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                                                         Page
                                                                         ----
PART I.  Financial Information

Item 1.  Financial Statements

         Balance Sheets - September 30, 1998 (unaudited)
           and December 31, 1997...................................       3

         Statements of Operations - for the three and
           nine months ended September 30, 1998 and 1997
           (unaudited).............................................       4

         Statement of Changes in Partners' Equity -
           for the nine months ended September 30, 1998
           (unaudited).............................................       5

         Statements of Cash Flows - for the nine
           months ended September 30, 1998
           and 1997 (unaudited)....................................       6

         Notes to Financial Statements
           (unaudited).............................................       7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations..............................................      14

PART II. Other Information

Item 6.  Exhibits and Reports on Form 8-K..........................      17

Signature..........................................................      18

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

            AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                             BALANCE SHEETS

                                                                     September 30,        December 31,
                                                                         1998                 1997
                                                                     -------------        ------------
                                   (Unaudited)
                                                      ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Originated insured mortgages                                     $  22,643,995        $ 22,412,522
    Acquired insured mortgages                                          33,849,769          40,780,876
                                                                     -------------        ------------
                                                                        56,493,764          63,193,398
                                                                     -------------        ------------
Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  premium and discount:
    Originated insured mortgages                                        33,921,711          43,068,712
    Acquired insured mortgage                                              976,982             982,422
                                                                     -------------        ------------
                                                                        34,898,693          44,051,134

Cash and cash equivalents                                                1,429,173          24,011,634

Investment in affiliate                                                    650,803             658,486

Receivables and other assets                                             4,527,381           4,752,910
                                                                     -------------        ------------
     Total assets                                                    $  97,999,814        $136,667,562
                                                                     =============        ============

                                          LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                                $   1,309,062        $ 24,267,990

Note payable and due to affiliate                                          694,291             658,486

Accounts payable and accrued expenses                                      172,106             170,439
                                                                     -------------        ------------
     Total liabilities                                                   2,175,459          25,096,915
                                                                     -------------        ------------
Partners' equity:
  Limited partners' equity                                             100,430,305         115,755,882
  General partner's deficit                                             (4,710,673)         (3,921,028)
  Unrealized gains on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-backed Securities                                        565,288             479,651
  Unrealized losses on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-backed Securities                                       (460,565)           (743,858)
                                                                     -------------        ------------
     Total partners' equity                                             95,824,355         111,570,647
                                                                     -------------        ------------
     Total liabilities and
       partners' equity                                              $  97,999,814        $136,667,562
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

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                        STATEMENTS OF OPERATIONS

                                              (Unaudited)

                                                      For the three months ended        For the nine months ended
                                                            September 30,                      September 30,
                                                     ----------------------------     ----------------------------

                                                         1998             1997            1998            1997
                                                     ------------     -----------     -----------     ------------
Income:
  Mortgage investment income                         $  1,304,662     $ 2,550,925     $ 4,324,455     $  7,734,762
  Interest and other income                               190,719          18,639         414,393          331,253
                                                     ------------     -----------     -----------     ------------
                                                        1,495,381       2,569,564       4,738,848        8,066,015
                                                     ------------     -----------     -----------     ------------
Expenses:
  Asset management fee to
    related parties                                       176,556         247,605         569,948          742,815
  General and administrative                               62,606          90,008         243,935          288,632
  Interest expense to affiliate                            11,935          12,750          35,805           33,360
                                                     ------------     -----------     -----------     ------------
                                                          251,097         350,363         849,688        1,064,807
                                                     ------------     -----------     -----------     ------------
Earnings before gain on
  mortgage dispositions                                 1,244,284       2,219,201       3,889,160        7,001,208

Gain on mortgage dispositions                                  --              --         437,120               --
                                                     ------------     -----------     -----------     ------------
     Net earnings                                    $  1,244,284     $ 2,219,201     $ 4,326,280     $  7,001,208
                                                     ============     ===========     ===========     ============

Net earnings allocated to:
  Limited partners - 95.1%                           $  1,183,314     $ 2,110,460     $ 4,114,292     $  6,658,149
  General partner  - 4.9%                                  60,970         108,741         211,988          343,059
                                                     ------------     -----------     -----------     ------------
                                                     $  1,244,284     $ 2,219,201     $ 4,326,280     $  7,001,208
                                                     ============     ===========     ===========     ============
Net earnings per Limited
  Partnership Unit-basic                             $       0.12     $      0.22     $      0.43     $       0.70
                                                     ============     ===========     ===========     ============


                                     The   accompanying  notes  are an  integral
                                           part of these financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                STATEMENT OF CHANGES IN PARTNERS' EQUITY

                              For the nine months ended September 30, 1998

                                               (Unaudited)






                                                                                     Unrealized        Unrealized
                                                                                      Gains on         Losses on
                                                                                     Investment        Investment
                                                 General          Limited            in Insured        in Insured
                                                 Partner          Partners           Mortgages         Mortgages         Total
                                               -----------     -------------        -----------        -----------   ------------

Balance, December 31, 1997                     $(3,921,028)    $ 115,755,882        $   479,651        $  (743,858)  $111,570,647

  Net earnings                                     211,988         4,114,292                 --                 --      4,326,280

  Distributions paid or
   accrued of $2.03 per
   Unit, including $1.60
   return of capital                            (1,001,633)      (19,439,869)                --                 --    (20,441,502)

  Adjustment to unrealized
   gains on investment in
   Insured Mortgages                                    --                --             85,637                 --         85,637

  Adjustment to unrealized
   losses on investment in
   Insured Mortgages                                    --                --                 --            283,293        283,293
                                              ------------     -------------        -----------        -----------   ------------
Balance, September 30, 1998                   $ (4,710,673)    $ 100,430,305        $   565,288        $  (460,565)  $ 95,824,355
                                              ============     =============        ===========        ===========   ============

Limited Partnership Units outstanding -
  basic, as of September 30, 1998                                   9,576,290
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



PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                                AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                              STATEMENTS OF CASH FLOWS

                                                     (Unaudited)

                                                                            For the nine months ended
                                                                                   September 30,
                                                                               1998           1997
                                                                            -----------   -----------
  Cash flows from operating activities:

    Net earnings                                                            $ 4,326,280   $ 7,001,208

    Adjustments  to  reconcile  net  earnings to net cash  provided by operating activities:
      Gain on mortgage dispositions                                            (437,120)           --
      Changes in assets and liabilities:
        Increase in note payable and due to affiliate                            35,805       192,624
        Increase in accounts payable and accrued expenses                         1,667        29,202
        Decrease (increase) in receivables and other assets                     225,529    (1,200,932)
        Decrease (increase) in investment in affiliate                            7,683      (187,377)
                                                                            -----------   -----------
        Net cash provided by operating activities                             4,159,844     5,834,725
                                                                            -----------   -----------
  Cash flows from investing activities:
     Proceeds from mortgage dispositions                                     16,163,377            --

     Receipt of principal from scheduled payments                               494,748       774,244
                                                                            -----------   -----------
        Net cash provided by investing activities                            16,658,125       774,244
                                                                            -----------   -----------

  Cash flows from financing activities:
    Distributions paid to partners                                          (43,400,430)  (43,199,035)
                                                                            -----------   -----------
        Net cash used in financing activities                               (43,400,430)  (43,199,035)
                                                                            -----------   -----------
  Net decrease in cash and cash equivalents                                 (22,582,461)  (36,590,066)

  Cash and cash equivalents, beginning of period                             24,011,634    38,580,668
                                                                            -----------   -----------
  Cash and cash equivalents, end of period                                  $ 1,429,173   $ 1,990,602
                                                                            ===========   ===========


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


         On October 5, 1998, CRIIMI MAE Inc., the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE Inc. and provider of personnel and administrative services to the Partnership, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Such bankruptcy filings could result in certain adverse effects to the Partnership including without limitation, the potential loss of CRIIMI MAE Inc. as a potential source of capital, and the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

2.       BASIS OF PRESENTATION

         In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 1998 and December 31, 1997 and the results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997.

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

         New Accounting Standards
         ------------------------
         During 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income" (FAS 130). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a separate statement of income. This would include net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale". FAS 130 was adopted by the Partnership January 1, 1998. For the three and nine months ended September 30, 1998, comprehensive income was $1,697,503 and $4,695,210, respectively. For the three and nine months ended September 30, 1997 comprehensive income was $2,715,867 and $7,783,960, respectively.

3.       INVESTMENT IN INSURED MORTGAGES

         The following is a discussion of the Partnership's investment in FHA-Insured Loans, FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of September 30, 1998 and December 31, 1997:

                  Fully Insured Originated Insured Mortgages and
                  Acquired Insured Mortgages
                  ----------------------------------------------
                  Listed below is the Partnership's aggregate investment in fully Insured Mortgages as of September 30, 1998 and December 31, 1997:

                                                             September 30,             December 31,
                                                                  1998                       1997
                                                              -------------             ------------
Fully Insured Originated Insured:
  Number of Mortgages(1)                                                  4                        5
  Amortized Cost                                               $ 33,921,711             $ 43,068,712
  Face Value                                                     32,759,016               41,562,851
  Fair Value                                                     33,137,880               41,812,118

Fully Insured Acquired Insured:
  Number of
    GNMA Mortgage-Backed
      Securities (2)                                                      9                       10
    FHA-Insured Certificates                                              2                        2
    FHA-Insured Loan                                                      1                        1
  Amortized Cost                                               $ 34,261,465             $ 41,335,466
  Face Value                                                     34,187,860               41,283,184
  Fair Value                                                     34,869,838               41,791,825

(1) In April 1998, the Partnership  received net proceeds of approximately  $9.3 million from the  prepayment of the mortgage on Arbor  Station and  recognized a gain of  approximately  $414,000 for the nine months ended September 30, 1998. A distribution  of $0.93 per Unit related to this prepayment was declared in April
1998 and was paid to Unitholders in August 1998.



                       AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                      NOTES TO FINANCIAL STATEMENTS

                                               (Unaudited)

3.     INVESTMENT IN INSURED MORTGAGES - Continued


(2) In late April 1998, the Partnership  received net proceeds of  approximately
$6.8 million from the prepayment of the mortgage on Oak Grove Apartments and recognized a gain of approximately $23,000 for the nine months ended September
30, 1998. A distribution of $0.67 per Unit related to this prepayment was declared in May 1998 and was paid to Unitholders in August 1998.


                  As of November 1, 1998, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest.

                  In addition to base interest payments from fully insured originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and nine months ended September 30, 1998, the Partnership received additional interest of $0 and $74,112, respectively, from the fully insured Participations. During the three and nine months ended September 30, 1997 the Partnership received additional interest of $1,996 and $72,927, respectively, from the fully insured Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

                  Originated Coinsured FHA-Insured Certificates
                  ---------------------------------------------
                  As of September 30, 1998 and December 31, 1997, the Partnership had invested in three FHA-Insured Certificates secured by coinsured mortgages. Two of the three FHA-Insured Certificates secured by coinsured mortgages are coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company (Patrician), under the HUD coinsurance program.

         1.       Coinsured by third party
                  ------------------------
                  As of September 30, 1998, the two originated coinsured mortgages which are coinsured by Patrician, The Villas and St. Charles Place - Phase II, were delinquent with respect to the payment of principal and interest. The following is a discussion of actual and potential performance problems with respect to the mortgage investments.

                       AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                      NOTES TO FINANCIAL STATEMENTS

                                               (Unaudited)

3.     INVESTMENT IN INSURED MORTGAGES - Continued


            Listed below are the originated Insured Mortgages co-insured by Patrician:


                                  September 30, 1998                            December 31, 1997
                    --------------------------------------------   ---------------------------------------------
                       Amortized       Face             Fair         Amortized          Face           Fair
                         Cost          Value            Value          Cost             Value          Value
                    ------------    ------------    ------------   ------------      ------------   ------------
The Villas(1)       $ 15,412,759    $ 15,646,468    $ 15,018,374   $ 15,412,759      $ 15,646,469   $ 14,871,111
St. Charles Place -
  Phase II(2)          3,035,688       3,035,688       2,917,734      3,035,688         3,035,688      2,885,298
                    ------------    ------------    ------------   -------------     ------------   ------------
                    $ 18,448,447    $ 18,682,156    $ 17,936,108   $  18,448,447     $ 18,682,157   $ 17,756,409
                    ============    ============    ============   =============     ============   ============

(1) As of November 1, 1998, the mortgagor has made payments of principal and interest due on the original mortgage through November 1995, and has made payments of principal and interest due under a modification agreement through August 1993. The Partnership has made the decision to discontinue the accrual of interest income for this mortgage as of January 1, 1998, in the best interest of its Unitholders. For the three and nine months ended September 30, 1998 the unaccrued mortgage investment income was approximately $341,000 and $1,025,000, respectively. On November 3, 1998, Patrician took title of this property, via a bankruptcy court sale. Patrician intends to dispose of the property and file a claim with HUD within one year, for any unrecovered amounts.

(2) These amounts represent the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American
Insured Mortgage Investors L.P. - Series 88, an affiliate of the Partnership. As of November 1, 1998, the mortgagor has made payments of principal and interest due on the mortgage through November 1995 to the Partnership. The Partnership has made the decision to discontinue the accrual of interest income for this mortgage as of January 1, 1998, in the best interest of its Unitholders. For the three and nine months ended September 30, 1998 the unaccrued mortgage investment income was approximately $65,000 and $196,000, respectively. On November 3, 1998, Patrician took title of this property via a bankruptcy court sale.
Patrician intends to dispose of the property and file a claim with HUD within one year for any unrecovered amounts



         2.       Coinsured by affiliate
                  ----------------------
                  As  of  September   30,  1998  and  December  31,  1997,   the
                  Partnership held an investment in one FHA-Insured Certificate secured by a coinsured mortgage, where the

                       AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                      NOTES TO FINANCIAL STATEMENTS

                                               (Unaudited)

3.     INVESTMENT IN INSURED MORTGAGES - Continued




                  coinsurance lender is Integrated Funding, Inc. (IFI), an affiliate of the Partnership.

                                 September 30, 1998                          December 31, 1997
                       ------------------------------------      ----------------------------------------      Cumulative
                        Amortized     Face        Fair            Amortized       Face          Fair           Loan Losses
                           Cost       Value       Value             Cost          Value         Value          Recognized
                       ----------  ----------   -----------      ----------     ----------    ----------       -----------
Spring Lake Village    $4,656,113  $4,898,740   $ 4,707,887      $4,656,113     $4,656,113    $4,656,113       $   502,626


(1) As of November 1, 1998, the mortgage on Spring Lake Village has been delinquent since October 1997. This mortgage was modified for a second time as of February 1996. The interest rate on this mortgage was reduced to 6.75% for 1997, and was to return to the previous modification rate of 7% for all subsequent years. However, since the mortgage did go into default, as of July 1, 1997, the rate reverted back to the original rate of 8.75%. In addition, delinquent principal and interest payments for September 1, 1995 through December 1, 1995, have been deferred, with quarterly payments to be paid out of the mortgagor's available cash flow. No payments have been made on the deferred amount due to insufficient cash flows. On March 9, 1998, IFI foreclosed on the property as successor trustee for the benefit of the Partnership. As a result, the Partnership had recognized a loan loss reserve of $387,325 as of December 31, 1997, for their portion of the estimated loss after considering costs to dispose of the assets and reimbursements from HUD. The Partnership plans to sell the property by sealed bid in November 1998, then file a claim with HUD for any unrecovered amounts.

         In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages have contained such Participations. During the three and nine months ended September 30, 1998 and 1997, the Partnership has not received additional interest from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

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

5.       DISTRIBUTIONS TO UNITHOLDERS

         The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 1998 and 1997 are as follows:

                                        1998                         1997
                                     ---------                    ---------

Quarter ended March 31,              $    0.15                    $    0.75(2)
Quarter ended June 30,                    1.75(1)                      0.21
Quarter ended September 30,               0.13                         0.22(3)
                                     ---------                    ---------
                                     $    2.03                    $    1.18
                                     =========                    =========


(1) This amount includes approximately $1.60 per Unit return of capital and gain from the prepayment of the following mortgages: Arbor Station of $0.93 per Unit and Oak Grove Apartments of $0.67 per Unit.
(2) This amount includes approximately $0.53 per Unit return of capital and gain from the prepayment of the mortgage on Carmen Drive Estates. In addition, this amount includes $0.01 per Unit representing previously undistributed accrued interest from St. Charles Place-Phase II and The Villas.
(3) This amount includes approximately $0.01 per unit representing previously undistributed accrued interest received from two delinquent mortgages.


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

6.       TRANSACTIONS WITH RELATED PARTIES

         The General Partner and certain affiliated entities, during the three and nine months ended September 30, 1998 and 1997, earned or received compensation or payments for services from the Partnership as follows:


                                   COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                   -----------------------------------------------

                                                                    For the three months             For the nine months
                                 Capacity in Which                  ended September 30,              ended September 30,
Name of Recipient                   Served/Item                     1998           1997               1998          1997
-----------------         -----------------------------           --------      ---------          ----------     --------
CRIIMI, Inc.              General Partner/Distribution            $ 64,144       $108,551          $1,001,633     $582,230

AIM Acquisition           Advisor/Asset Management Fee             176,556        247,605             569,948      742,815
  Partners, L.P. (1)

CRIIMI MAE                Affiliate of General Partner/
  Management, Inc.          Expense Reimbursement                   10,640         15,722              40,678       47,166

(1) The Advisor,  pursuant to the Partnership  Agreement,  effective  October 1,
1991, is entitled to an Asset  Management  Fee equal to 0.75% of Total  Invested
Assets (as  defined in the  Partnership  Agreement)  for the nine  months  ended
September 30, 1998 and 1997. CRIIMI MAE Services Limited Partnership, the sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of 0.28% of Total Invested Assets. Of the amounts paid to the Advisor, the Sub-advisor earned a fee equal to $65,907 and $212,757, for the three and nine months ended
September 30, 1998, respectively and earned a fee equal to $92,430 and $277,290, for the three and nine months ended September 30, 1997, respectively. The
Sub-advisor is an affiliate of CRIIMI MAE.

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

         On October 5, 1998, CRIIMI MAE Inc., the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE Inc. and provider of personnel and administrative services to the Partnership, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Such bankruptcy filings could result in certain adverse effects to the Partnership including without limitation, the potential loss of CRIIMI MAE Inc. as a potential source of capital, and the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

General
-------
         As of September 30, 1998, the Partnership had invested in 19 insured mortgages, with an aggregate amortized cost of approximately $91.3 million, an aggregate face value of approximately $90.5 million and an aggregate fair value of approximately $90.7 million, as discussed below.

         As of November 1, 1998, all of the fully insured FHA-Insured Certificates, GNMA Mortgage Backed Securities and FHA-Insured Loans were current with respect to payment of principal and interest. As of November 1, 1998, the three coinsured FHA-Insured Certificates were delinquent with respect to payment of principal and interest.

Results of Operations
---------------------
         Net earnings decreased for the three and nine months ended September 30, 1998, as compared to the corresponding periods in 1997, primarily due to a decrease in mortgage investment income, as discussed below. The decrease for the nine months ended September 30, 1998, was partially offset by an increase in gain on mortgage dispositions, as discussed below.

         Mortgage investment income decreased for the three and nine months ended September 30, 1998, as compared to the corresponding periods in 1997, primarily due to the prepayment of four mortgages since October 1997. In addition, the Partnership has made a decision to no longer accrue interest on the delinquent coinsured mortgages as of January 1, 1998. See Note 3 to the financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Interest and other income increased for the three and nine months ended September 30, 1998, as compared to the corresponding periods in 1997, primarily due to the temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

         Asset management fees to related parties decreased for the three and nine months ended September 30, 1998, as compared to the corresponding periods in 1997, primarily due to the decrease in the mortgage base.

         Interest expense to affiliate increased for the nine months ended September 30, 1998, as compared to the corresponding period in 1997. This increase is primarily due to the revision of the note payable to affiliate, as discussed in Note 4 to the financial statements.

         Gain on mortgage dispositions increased for the nine months ended September 30, 1998, as compared to the corresponding period in 1997. During the first nine months of 1998, the Partnership recognized gains from the prepayment of the mortgages on Arbor Station and Oak Grove Apartments. During the first nine months of 1997, no gains or losses were recognized.

Liquidity and Capital Resources
-------------------------------
         The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first nine months of 1998 to meet operating requirements.

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

         Net cash provided by operating activities decreased for the nine months ended September 30, 1998, as compared to the corresponding period in 1997, primarily due to the decrease in earnings before gain on mortgage dispositions as it relates to the reduction in mortgage base.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net cash provided by investing activities increased for the nine months ended September 30, 1998, as compared to the corresponding period in 1997, primarily due to proceeds received from the disposition of mortgages, as previously discussed. This increase was partially offset by a decrease in the receipt of principal from scheduled payments, due to the reduction in mortgage base.

Other
-----
         On October 5, 1998, CRIIMI MAE Inc., the parent of the General Partner, filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. As a debtor-in-possession, CRIIMI MAE Inc. will not be permitted to provide any available capital to the General Partner without approval from the bankruptcy court. This restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership; however, CRIIMI MAE Inc. has not historically represented a significant source of capital for the General Partnership or the Partnership.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.

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

                                                     AMERICAN INSURED MORTGAGE
                                                     INVESTORS L.P. - SERIES 86
                                                       (Registrant)

                                                     By:  CRIIMI, Inc.
                                                          General Partner


/s/ November 16, 1998                                /s/ Cynthia O. Azzara
---------------------                                -------------------------
DATE                                                 Cynthia O. Azzara
                                                     Principal Financial and
                                                       Accounting Officer