Form 10-K
period 1998-12-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1999-04-01
CIK 784014

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1998
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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 5, 1999, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $75,409,346.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                         1998 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                                   Page
                                                                   ----
Item 1.    Business................................................  4
Item 2.    Properties..............................................  5
Item 3.    Legal Proceedings.......................................  6
Item 4.    Submission of Matters to a Vote of
             Security Holders......................................  6

                                     PART II
                                     -------
Item 5.    Market for Registrant's Securities and
             Related Security Holder Matters.......................  6
Item 6.    Selected Financial Data.................................  8
Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations............................................  9
Item 7A.   Qualitative and Quantitative Disclosures
             About Market Risk..................................... 19
Item 8.    Financial Statements and Supplementary Data............. 20
Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure................ 20

                                    PART III
                                    --------
Item 10.   Directors and Executive Officers of the
             Registrant............................................ 21
Item 11.   Executive Compensation.................................. 24
Item 12.   Security Ownership of Certain Beneficial
             Owners and Management................................. 24
Item 13.   Certain Relationships and Related
             Transactions.......................................... 25

                                     PART IV
                                     -------
Item 14.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K................................... 26

Signatures ........................................................ 30

                                     PART I


ITEM 1.  BUSINESS

Development and Description of Business
---------------------------------------
         Information concerning the business of American Insured Mortgage Investors L.P.-Series 86 (the Partnership) is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1 and 4 of the notes to the financial statements of the Partnership (filed in response to Item 8 hereof), which is incorporated herein by reference. Also see Schedule IV-Mortgage Loans on Real Estate, for the table of the Insured Mortgages (as defined below), invested in by the Partnership as of December 31, 1998, which is hereby incorporated by reference herein.

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

         CRIIMI MAE and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, REITs or other entities in the future. The Partnership may attempt to dispose of mortgages at or about the same time that CRIIMI MAE, one or more of the "AIM Funds" (defined

                                     PART I
as the Partnership, American Insured Mortgage Investors ("AIM 84"), American Insured Mortgage Investors - Series 85, L.P., ("AIM 85") and American Insured Mortgage Investors L.P. - Series 88 ("AIM 88")), and/or other entities sponsored or managed by CRIIMI MAE, are attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, CRIIMI MAE Services Limited Partnership (CMSLP) and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CMSLP and CRIIMI, Inc., however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.

Forward-Looking Statements
--------------------------
         In accordance with the Private Securities Litigation Reform Act of 1995, the Partnership can obtain a "Safe Harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. The Partnership's actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages and (v) defaulted mortgages.

ITEM 2.  PROPERTIES

         Although the Partnership does not own the underlying real estate, the mortgages underlying the Partnership's mortgage investments are non-recourse first liens on the respective multifamily residential developments or retirement homes.

                                     PART I

ITEM 3.  LEGAL PROCEEDINGS

         Reference is made to Note 4 of the notes to the financial statements on pages 43 through 47.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the security holders to be voted on during the fourth quarter of 1998.

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

         The high and low trade prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 1998 and 1997 were as follows:

                                                                                       Amount of
                                                       1998                          Distribution
    Quarter Ended                              High             Low                    Per Unit
   ---------------------                    ---------         ---------             -------------
   March 31                                 $ 10              $ 8 7/8                  $ 0.15
   June 30                                     9 5/8            7 7/8                    1.75(1)
   September 30                                9                8 1/16                   0.13
   December 31                                 8 5/8            7 3/4                    0.14
                                                                                       ------
                                                                                       $ 2.17
                                                                                       ======

                                                                                       Amount of
                                                       1998                          Distribution
    Quarter Ended                              High             Low                    Per Unit
   ---------------------                    ---------         ---------             -------------
   March 31                                 $ 11 3/4          $ 11                    $  0.75(2)(3)
   June 30                                    11 3/4            11                       0.21
   September 30                               11 9/16           11 1/8                   0.22(3)
   December 31                                11 3/8             9 3/8                   2.41(4)
                                                                                      -------
                                                                                      $  3.59
                                                                                      =======

(1) This amount includes approximately $1.60 per Unit return of capital from the prepayment of the following mortgages: Oak Grove Apartments of $0.67 per Unit and Arbor Station Apartments of $0.93 per Unit.

(2) This amount includes approximately $0.53 per Unit return of capital from the prepayment of the mortgage on Carmen Drive Estates.

(3)      This  amount  includes   approximately   $0.01  per  Unit  representing
         previously undistributed accrued interest receivable from St. Charles Place-Phase II and The Villas.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
           HOLDER MATTERS - Continued

(4) This amount includes approximately $2.21 per Unit return of capital from the prepayment of the following mortgages: Ridgeview Chase Apartments of $0.95 per Unit and Woodland Apartments of $1.26 per Unit.



                                      Approximate Number of Unitholders
      Title of Class                        as of December 31, 1998
---------------------------           -------------------------------
Depositary Units of Limited
  Partnership Interest                             9,600

                                     PART II

ITEM 6.  SELECTED FINANCIAL DATA
         (Dollars in thousands, except per Unit amounts)

                                                                           For the Years Ended December 31,

                                                            1998          1997      1996              1995            1994
                                                        -----------    ------------  -----------   -----------     ----------
Income                                                   $    6,058     $    10,629   $   13,473    $   13,927      $  13,644

Net gain on mortgage dispositions                               437             550        1,616             5          1,015

Loan loss                                                        --            (387)          --            --             --

Net earnings                                                  5,373           9,436       13,069        11,640         12,450

Net earnings per Limited
  Partnership Unit - Basic (1)                           $     0.53     $      0.94   $     1.30    $     1.16      $    1.24

Distributions per Limited
  Partnership Unit(1)(2)                                 $     2.17            3.59   $     4.83    $     1.24      $    1.34


                               As of December 31,

                                                            1998            1997         1996          1995              1994
                                                        -----------     -----------  -----------   -----------       -----------

Total assets                                             $   97,126      $  136,668   $   169,283     $174,538        $  165,694

Partners' equity                                             94,878         111,571       135,137      170,582           161,591

(1) Calculated based upon the weighted average number of Units outstanding.
(2) Includes distributions due the Unitholders for the Partnership's fiscal quarters ended December 31, 1998, 1997, 1996, 1995 and 1994, which were paid subsequent to year end. See Notes 5 and 7 of the notes to the financial statements of the Partnership.


         The selected statements of income and comprehensive income data presented above for the years ended December 31, 1998, 1997 and 1996, and the balance sheet data as of December 31, 1998 and 1997, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The statements of income and comprehensive income data for the years ended December 31, 1995 and 1994 and the balance sheet data as of December 31, 1996, 1995 and 1994 are derived from audited financial statements not included in this Form 10-K. This data should be read in conjunction with the financial statements and the notes thereto.

                                     PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

General
-------
         American Insured Mortgage Investors L.P. - Series 86 (the Partnership) was formed under the Uniform Limited Partnership Act of the state of Delaware on October 31, 1985. During the period from May 2, 1986 (the initial closing date of the Partnership's public offering) through June 6, 1987 (the termination date of the offering), the Partnership, pursuant to its public offering of 9,576,165 Depository Units of limited partnership interest (Units), raised a total of $191,523,300 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 units of limited partnership interest in exchange therefor.

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

         Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-Advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CMSLP, an affiliate of CRIIMI MAE, manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

         On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and the parent of AIM Investments, L.P., and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner without approval from the bankruptcy court. This restriction or potential loss of the availability of a potential capital resource could adversely affect the General

                                     PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

Partner and the Partnership; however, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filing could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

Year 2000
---------
         The Year 2000 issue is a computer programming issue that may affect many electronic processing systems. Until relatively recently, in order to minimize the length of data fields, most date-sensitive programs eliminated the first two digits of the year. This issue could affect information technology ("IT") systems and date sensitive embedded technology that controls certain systems (such as telecommunications systems, security systems, etc.) leaving them unable to properly recognize or distinguish dates in the twentieth and twenty-first centuries. This treatment could result in significant miscalculations when processing critical date-sensitive information relating to dates after December 31, 1999.

         The General Partner is currently in the process of assessing and testing Year 2000 compliance of its IT systems, which include software systems to administer and manage mortgage assets and for internal accounting purposes. A majority of the IT systems used by the Partnership is licensed from third parties. These third parties have either provided upgrades to existing systems or have indicated that their systems are Year 2000 compliant. The General Partner has applied upgrades and has completed a substantial amount of compliance testing as of March 31, 1999. There can be no assurance, however, that the Partnership's IT systems will be Year 2000 compliant by December 31, 1999.

         The Year 2000 issue may also affect the Partnership's date-sensitive embedded technology, which controls systems such as the telecommunications systems, security systems, etc. The General Partner does not believe that the cost to modify or replace such technology to make it Year 2000 compliant will be material. The failure of any such systems to be Year 2000 compliant could be material to the Partnership.

         The potential impact of the Year 2000 issue depends not only on the corrective measures the General Partner has undertaken and will undertake, but also on the ways in which the Year 2000 issue is addressed by third parties with whom the Partnership directly interfaces or whose financial condition or operations are important to the Partnership. The Partnership has initiated communications with third parties with which it directly interfaces to evaluate the risk of their failure to be Year 2000 compliant and the extent to which the Partnership may be vulnerable to such failure. There can be no assurance that

                                     PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

the systems of these third parties will be Year 2000 compliant by December 31, 1999. The failure of these third parties to be Year 2000 compliant could have a material adverse effect on the operations of the Partnership.

         The Partnership believes that its greatest risk with respect to the Year 2000 issue relates to failures by third parties to be Year 2000 compliant. In addition to risks posed by third parties with which the Partnership interfaces directly, risks are created by third parties providing services to large segments of society. The failure of third parties to be Year 2000 compliant could, among other things, cause disruptions in the capital and real estate markets and borrower defaults on real estate loans and mortgage-backed securities as well as the pools of mortgage loans underlying such securities. The Partnership believes that its greatest exposure to the Year 2000 issue involves the loan servicing operations of an affiliate of the Partnership that rely on computers to process and manage loans. An affiliate of the Partnership, CMSLP, currently services approximately 21% of the total loans in the AIM Funds. CMSLP has applied a vendor upgrade and has substantially completed compliance testing on the upgrade.

         Currently the General Partner estimates the cost of system upgrades related to Year 2000 issues to be immaterial.

         Although the General Partner has substantially completed its compliance testing and remediation, it is also in the process of developing contingency plans for the risks of the failure of the Partnership or third parties to be Year 2000 compliant. The General Partner intends to complete contingency plans for the Year 2000 issue by May 31, 1999. Due to the inability to predict all of the potential problems that may arise from the Year 2000 issue, there can be no assurance that all contingencies will be adequately addressed by such plans.

Mortgage Investments
--------------------
         Prior to the expiration of the Partnership's reinvestment period in December 1994, the Partnership was engaged in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages and, together with Originated Insured Mortgages, referred to herein as Insured Mortgages). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act. The Partnership Agreement states that the Partnership will terminate on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement.

                                     PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued


         As of December 31, 1998, the Partnership had invested in 19 Insured Mortgages, with an aggregate amortized cost of approximately $91.1 million, a face value of approximately $90.3 million and a fair value of approximately $89.8 million, as discussed below.

Results of Operations
---------------------
1998 versus 1997
----------------
         Net earnings decreased by approximately $4.1 million or 43% from 1998 to 1997, primarily due to a reduction in mortgage investment.

         Mortgage investment income decreased for 1998 as compared to 1997 primarily as a result of the reduction in the mortgage base due to dispositions and the Partnership's decision to no longer accrue interest on delinquent coinsured mortgages as of January 1998.

         Interest and other income decreased by approximately $67,000 or 13% for 1998 as compared to 1997, primarily due to the timing of investment of proceeds received from mortgage dispositions prior to distribution to Unitholders.

         Asset management fees decreased in 1998 as compared to 1997 as a result of the reduction in the mortgage base.

         Gain on mortgage dispositions decreased slightly for 1998 as compared to 1997. In 1998, the Partnership recognized gains from the prepayment of the mortgages on Oak Grove Apartments and Arbor Station Apartments. In 1997, the Partnership recognized a gain from the prepayment of the mortgage on Woodland Apartments.

         Loss on mortgage disposition decreased for 1998 as compared to 1997 due to the loss recognized on the prepayment of the mortgage on Ridgeview Chase Apartments in 1997. There were no losses recognized in 1998.

         During 1997, a loan loss reserve was established on Spring Lake Village Apartments for $387,325. The Partnership has determined that this reserve is adequate to cover potential losses after considering disposition of this property and reimbursements from HUD. See Note 4 to the Financial Statements for further discussion.

1997 versus 1996
----------------
         Net earnings decreased for 1997 as compared to 1996 primarily due to a reduction in mortgage investment income, a decrease in gains on mortgage dispositions and as a result of the loan loss reserve on Spring Lake Village.

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

         Loss on mortgage dispositions increased for 1997 as compared to 1996 due to the loss recognized on the prepayment of the mortgage on Ridgeview Chase Apartments in 1997. There were no losses recognized in 1996.

         During 1997, Spring Lake Village Apartments became delinquent on its payments. Subsequently, in March 1998, the servicer foreclosed on the property. Spring Lake Village is a coinsured mortgage, whereby AIM 86 is responsible for a portion of any loss ultimately incurred. Accordingly, AIM 86 has recognized a loan loss reserve of $387,325 for its portion of the estimated loss after considering costs to dispose of the assets and reimbursements from HUD.

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

                                     PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

         The following is a discussion of the Partnership's insured mortgage investments, along with the risks related to each type of investment:

         A.       Fully Insured Originated Insured Mortgages and
                  Acquired Insured Mortgages
                  ----------------------------------------------
                  Listed below is the Partnership's aggregate investment in Fully Insured Mortgages as of December 31, 1998 and 1997:

                                                                            December 31,
                                                                   1998                     1997
                                                               ------------             ------------
Fully Insured Originated Insured:
  Number of Mortgages(2)(3)                                               4                        5
  Amortized Cost                                               $ 33,853,462             $ 43,068,712
  Face Value                                                     32,697,883               41,562,851
  Fair Value                                                     33,031,725               41,812,118

Fully Insured Acquired Insured:
  Number of GNMA Mortgage-Backed
      Securities(1)                                                       9                       10
  FHA-Insured Certificates                                                2                        2
  FHA-Insured Loan                                                        1                        1
  Amortized Cost                                               $ 34,171,962            $  41,335,466
  Face Value                                                     34,099,137               41,283,184
  Fair Value                                                     34,318,485               41,791,825


(1) In March 1998, the mortgage on Oak Grove Apartments was prepaid. The Partnership received net proceeds of approximately $6.8 million, and recognized a gain of approximately $23,000 for the year ended December 31, 1998. A distribution of $0.67 per Unit related to this prepayment was declared in May 1998 and paid to Unitholders in August 1998.

(2) In April 1998, the mortgage on Arbor Station Apartments was prepaid. The Partnership received net proceeds of approximately $9.3 million, and recognized a gain of approximately $414,000 for the year ended December 31, 1998. A distribution of $0.93 per Unit related to this prepayment was declared in April 1998 and paid to Unitholders in August 1998.

(3) In February 1999, the mortgages on Iroquois Club Apartments and Greenbriar Place were prepaid. The Partnership received net proceeds of approximately $19.4 million and $5.9 million and recognized a gain of approximately $280,000 and a loss of approximately $210,000 for the mortgages on Iroquois Club Apartments and Greenbriar Place, respectively. A distribution of $2.46 per Unit related to these prepayments was declared in March 1999 and is expected to be paid in May 1999.

                  As of March 5, 1999, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest.

                                     PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

                  In addition to base interest payments from Fully Insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the years ended December 31, 1998, 1997 and 1996, the Partnership received additional interest of $74,112, $95,744 and $171,848, respectively, from the fully insured Participations.
         These amounts are included in mortgage investment income on the accompanying statements of income and comprehensive income.

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

                                     PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

                  As of December 31, 1998 and 1997, the Partnership had invested in three FHA-Insured Certificates secured by coinsured mortgages. As of December 31, 1998, two of the three FHA-Insured Certificates secured by coinsured mortgages are coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company (Patrician), under the HUD coinsurance program. The three coinsured mortgages have been delinquent with respect to the payment of principal and interest. The following is a discussion of the performance problems with respect to the Partnership's coinsured mortgage investments.

         1.       Coinsured by third party
                  ------------------------
                  Listed below are the Originated Insured Mortgages co-insured by Patrician:

                                     December 31, 1998                                       December 31, 1997
                 ----------------------------------------------------    ----------------------------------------------------
                      Amortized         Face                Fair            Amortized         Face                Fair
                      Cost              Value               Value             Cost            Value               Value
                 ----------------   ---------------  ----------------    ---------------- ----------------    ---------------
The Villas(1)       $  15,412,759     $  15,646,469      $ 14,905,685        $ 15,412,759    $  15,646,469      $  14,871,111
St. Charles Place -
  Phase II(2)           3,035,688         3,035,688         2,898,074           3,035,688        3,035,688          2,885,298
                 ----------------   ---------------  ----------------    ----------------  ---------------    ---------------
Total               $  18,448,447     $  18,682,157      $ 17,803,759       $  18,448,447    $  18,682,157      $  17,756,409
                 ================   ===============  ================    ================  ===============    ===============


                  (1) As of March 5, 1999, the mortgagor has made payments of principal and interest due on the original mortgage on the Villas through November 1995, and has made payments of principal and interest due under a modification agreement with the Villas through August 1993. As the result of bankruptcy proceedings that have been ongoing since 1992, the property was acquired and vested with Patrician in November 1998. Patrician is in the process of improving the property and intends to file its initial claim with HUD by October 1999. A coinsurance claim will be filed with HUD for remaining amounts not collected as a result of the disposition. Due to deferred maintenance and tax deficiencies, the Partnership does not expect cash flow to be realized from this property until the property is sold and claims are filed with HUD for Multifamily Coinsurance benefits.

                  (2) This amount represents the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 (AIM 88), an affiliate of the Partnership. As of March 5, 1999, the mortgagor has made payments of principal and interest due on the mortgage through November 1995. As the result of bankruptcy proceedings that have been ongoing since 1992, the property was acquired and vested with Patrician in November 1998. Patrician is in the process of improving the property and intends to file its initial claim with HUD by October 1999. A coinsurance claim will be filed with HUD for remaining amounts not collected as a result of the disposition. Due to deferred maintenance and tax deficiencies, the Partnership does not expect cash flow to be realized from this property until the property is sold and claims are filed with HUD for Multifamily Coinsurance benefits.

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

         2.       Coinsured by affiliate
                  ----------------------
                  As of December 31, 1998 and 1997, the Partnership held an investment in one FHA-Insured Certificate, secured by a coinsured mortgage where the coinsurance lender is Integrated Funding, Inc. (IFI), an affiliate of the Partnership. The Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss.


                                 1998                                1997
              ---------------------------------------  --------------------------------------         Cumulative
               Amortized       Face          Fair             Amortized    Face         Fair          Loan Losses
                  Cost         Value         Value              Cost       Value        Value         Recognized
              ------------- ------------  -----------    -------------- ------------ ----------       -------------
Spring Lake
  Village(1)  $   4,618,353 $  4,860,980   $4,675,962     $   4,656,113  $ 4,898,740 $4,656,113       $     502,626


                  (1) In March 1998, IFI completed foreclosure proceedings and obtained title to this property. A Purchase and Sale agreement is expected to be ratified in March 1999 with a projected settlement date by the end of the second quarter 1999. Subsequent to sale and settlement, a claim will be filed with HUD. The Partnership expects that the claim will result in the recovery of a significant portion of amounts due.

                  In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages contain such Participations. During the years ended December 31, 1998, 1997 and 1996, the Partnership received additional interest of $0, $0 and $110,253, respectively, from the coinsured Participations. These amounts are included in mortgage investment income on the accompanying statements of income and comprehensive income.

                                     PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources
-------------------------------
         The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments are the Partnership's principal source of cash flow, and were sufficient for the years ended December 31, 1998, 1997 and 1996. The Partnership anticipates its cash flows to be sufficient to meet operating requirements for 1999.

         The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions and cash flow from operations, which includes regular interest income and principal from Insured Mortgages after paying all expenses of the Partnership. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base, resulting from monthly mortgage payments or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

Cash flow - 1998 versus 1997
----------------------------
         Net cash provided by operating activities decreased for 1998 as compared to 1997 primarily due to a decrease in mortgage investment income, as discussed previously, along with an increase in receivables and other assets caused by the Partnership's decision to no longer accrue interest on delinquent coinsured mortgages as of January 1998.

         Net cash provided by investing activities decreased for 1998 as compared to 1997, primarily due to a decrease in proceeds received from the disposition of mortgages. Additionally, principal received from scheduled payments decreased in 1998 due to mortgage dispositions.

         Net cash used in financing activities decreased slightly for 1998 as compared to 1997 due to a reduction in the amount of distributions paid to partners in 1998.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership's principal market risk is exposure to changes in interest rates in the US Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of the Partnership's assets.

         The  table  below  provides   information  about  the Partnership's
Insured Mortgages, all of which were entered into for purposes other than trading. The table presents anticipated principal and interest cash flows based upon the assumptions used in determining the fair value of these securities and the related weighted average interest rates by expected maturity.


                  1999       2000         2001        2002         2003        Thereafter     Total     Fair Value
Insured
Mortgages
(in millions)    $17.1      $15.4        $13.5       $11.8        $10.4        $68.2        $136.4      $89.8


Average Interest
Rate              7.81%      7.79%        7.77%       7.75%        7.72%        7.80%           --         --


                                     PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is contained on pages 31 through 58.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a),(b),(c),(e)

         The Partnership has no officers or directors. CRIIMI, Inc. (the General Partner) holds a general partnership interest of 4.9%. The affairs of the Partnership are managed by the General Partner, which is wholly owned by CRIIMI MAE, a corporation whose shares are listed on the New York Stock Exchange. Prior to June 30, 1995, CRIIMI MAE was managed by an advisor whose general partner was CRI, Inc. However, effective June 30, 1995, CRIIMI MAE became a self-administered  REIT and, as a result,  the advisor no longer  advises CRIIMI
MAE.

         AIM Acquisition Partners, L.P. (the Advisor) is the advisor to the Partnership. AIM Acquisition Corporation is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P, Broad, Inc. and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

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


The following table sets forth information concerning the executive officers and directors of the General Partner as of March 15, 1999:


Name                               Age            Position
----                               ---         ---------------
William B. Dockser                 62          Chairman of the Board

H. William Willoughby              52          President and Secretary

Frederick J. Burchill (a)          50          Executive Vice President

Cynthia O. Azzara                  39          Senior Vice President, Chief Financial Officer and Treasurer

Brian L. Hanson                    37          Senior Vice President

David B. Iannarone                 38          Senior Vice President and General Counsel

Garrett G. Carlson, Sr.            61          Director

G. Richard Dunnells                61          Director

Robert Merrick                     54          Director

Robert E. Woods                    51          Director


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -
           Continued


         William B. Dockser has served as Chairman of the Board of the General Partner since 1991. Mr. Dockser has been Chairman of the Board of CRIIMI MAE since 1989 and Chairman of the Board of CRIIMI MAE Financial Corporation since 1995. Mr. Dockser is also the founder of CRI, serving as its Chairman of the Board since 1974.

         H. William Willoughby has served as President and Secretary of the General Partner since 1991. Mr. Willoughby has been President of CRIIMI MAE since 1990 and a Director and Secretary of CRIIMI MAE since 1989. He has also served as a director of CRIIMI MAE Financial Corporation since 1995. Mr. Willoughby has been a director of CRI since 1974, Secretary of CRI from 1974 to 1990 and President of CRI since 1990.

         (a) Mr. Burchill was Executive Vice President of the General Partner until his resignation from CRIIMI MAE and the General Partner on February 8, 1999.

         Cynthia O. Azzara has served as Chief Financial Officer of the General Partner since 1994. Ms. Azzara has served as Chief Financial Officer of CRIIMI MAE since 1994. She has also served as Senior Vice President of CRIIMI MAE since 1995 and Treasurer of CRIIMI MAE since 1997, Accounting and Finance Departments of CRI from 1985 to June 1995.

         Brian L. Hanson has served as Senior Vice President of the General Partner since March 1998. Mr. Hanson has served as Senior Vice President of CRIIMI MAE since March 1998; Group Vice President of CRIIMI MAE from March 1996 to March 1998; Chief Operating Officer, Director of Asset Operations and Portfolio Director of JCF Partners, Lanham, Maryland from 1991 to March 1996.

         David B. Iannarone has served as Senior Vice President of the General Partner since March 1998. Mr. Iannarone has served as Senior Vice President of CRIIMI MAE since March 1998; General Counsel of CRIIMI MAE since July 1996; Counsel-Securities and Finance for Federal Deposit Insurance Corporation/Resolution Trust Corporation from 1991 to July 1996.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -
           Continued

         Garrett G. Carlson, Sr. has served as Director of the General Partner since 1989. Mr. Carlson has served as Director of CRIIMI MAE since 1989; President of Can-American Realty Corp. and Canadian Financial Corp.
since 1979 and 1974, respectively; President of Garrett Real Estate Development since 1982; President of the Satellite Broadcasting Corporation since 1996; Chairman of the Board of SCA Realty Holdings Inc. from 1985 to 1995; Vice Chairman of Shelter Development Corporation Ltd. from 1983 to 1995 and member of the board of Bank Windsor from 1992 to 1994.

         G. Richard Dunnells has served as Director of the General Partner since 1991. Mr. Dunnells has served as Director of CRIIMI MAE since 1991; Firm-wide Hiring Partner, Partner in the Washington, D.C. office and former Director of the law firm of Holland & Knight since January 1994; Chairman of the Washington, D.C. law firm of Dunnells & Duvall from 1989 to 1993; Senior Partner of such law firm from 1973 to 1993; Special Assistant to the Under-Secretary and Deputy Assistant Secretary for Housing and Urban Renewal and Deputy Assistant Secretary for Housing Management with the U.S. Department of Housing and Urban Development from 1969 to 1973; President's Commission on Housing from 1981 to 1982.

         Robert J. Merrick has served as Director of the General Partner since 1997. Mr. Merrick has served as Director of CRIIMI MAE since 1997; Director of MCG Credit Corporation since February 1998; Executive Vice President from 1985 and Chief Credit Officer of Signet Banking Corporation through 1997, also served as Chairman of the Credit Policy Committee and member of the Asset and Liability Committee and Management Committee; Credit Officer-Virginia Banking Corporation, an affiliate of Signet Bank/Virginia, from 1980 to 1984; Senior Vice President of Bank of Virginia from 1976 to 1980.

         Robert E. Woods has served as Director of the General Partner since 1998. Mr. Woods has served as Director of CRIIMI MAE since 1998; Managing Director and head of loan syndications for the Americas at Societe Generale, New York since 1997; Managing Director, head of Real Estate Capital Markets and Mortgage-backed Securities division, Citicorp from 1991 to 1997, Head of Citicorp's syndications, private placements, money markets and asset-backed businesses from 1985 to 1990.


                  (d) There is no family relationship between any of the officers and directors of the General Partner.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -
           Continued

                  (f)      Involvement in certain legal proceedings.

                           None.

                  (g)      Promoters and control persons.

                           Not applicable.

                  (h) Section 16(a) Beneficial Interest Ownership Compliance Reporting - Based solely on its review of Forms 3, 4, and 5 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

         The Partnership does not have any directors or officers. None of the directors or officers of the General Partner receive compensation from the Partnership, and the General Partner does not receive reimbursement from the Partnership for any portion of their salaries. Other information required by
Item 11 is hereby incorporated by reference herein to Note 7 of the notes to the financial statements of the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

(a) The following table sets forth certain information regarding the beneficial ownership of Units as of January 20, 1999 by holders of more than five percent of the Partnership's Units. Information regarding the beneficial ownership of more than five percent of the Partnership's Units is based upon filings received by the Partnership under the Securities and Exchange Act of 1934 and, in particular, a schedule 13-G/A filed by Private Management Group, Inc. with the Securities and Exchange Commission on January 20, 1999. As of December 31, 1998, neither the officers and directors, as a group, of the General Partner nor any individual director of the General Partner, are known to own more than 1% of the outstanding Units of the Partnership.

                                           Number of                 Percent of
  Name                Address                Units                      Class
--------              -------              ---------                 ----------
Private               20 Corporate Park     924,336                     9.65%
  Management            Suite 400
  Group, Inc.           Irvine, CA 92606

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT - Continued

(b) There are no arrangements known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)      Transactions with management and others.

                  Note 7 of the notes to the Partnership's financial statements which contains a discussion of the amounts, fees and other compensation paid or accrued by the Partnership to the directors and executive officers of the General Partner and their affiliates, is hereby incorporated by reference herein.

         (b)      Certain business relationships.

                  Other than as set forth in Item 11 of this report which is hereby incorporated by reference herein, the Partnership has no business relationship with entities of which the General Partner of the Partnership are officers, directors or equity owners.

         (c)      Indebtedness of management.

                  None.

         (d)      Transactions with promoters.

                  Not applicable.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

       (a)(1)         Financial Statements:

                                                                 Page
Description                                                     Number
-----------                                                 --------------

Balance Sheets as of December 31, 1998
  and 1997                                                        33

Statements of Income and Comprehensive Income
  for the years ended December 31, 1998, 1997 and 1996            34

Statements of Changes in Partners' Equity
  for the years ended December 31, 1998,
  1997 and 1996                                                   35

Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996                                36

Notes to Financial Statements                                     37


                  (a)(2)   Financial Statement Schedules:

                           IV - Mortgage Loans on Real Estate     52

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

                  10.13 Non-negotiable promissory note to American Insured Mortgage Investors L.P. - Series 88 in the amount of $658,486 dated April 1, 1997, incorporated by reference to Exhibit
                                    10.13 to the Partnership's  Annual Report on
                                    Form 10-K for the year ended December 31, 1997.

                  10.14 Amendment No. 2 to Reimbursement Agreement by Integrated Funding, Inc. and the AIM Funds, effective April 1, 1997, incorporated by reference to Exhibit 10.14 to the Partnership's Annual Report on Form
                                    10-K for the year ended December 31, 1997.

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

                                    AMERICAN INSURED MORTGAGE
                                      INVESTORS L.P. - SERIES 86
                                      (Registrant)

                                         By:  CRIIMI, Inc.
                                              General Partner


/s/ March 31, 1999                                   /s/ William B. Dockser
---------------------------                          -------------------------
DATE                                                 William B. Dockser
                                                     Chairman of the Board and
                                                     Principal Executive Officer



/s/ March 31, 1999                                   /s/ H. William Willoughby
---------------------------                          -------------------------
DATE                                                 H. William Willoughby
                                                     President and Director


/s/ March 31, 1999                                   /s/ Cynthia O. Azzara
---------------------------                          ------------------------
DATE                                                 Cynthia O. Azzara
                                                     Principal Financial and
                                                       Accounting Officer


/s/ March 31, 1999                                   /s/ Garrett G. Carlson, Sr.
---------------------------                          --------------------------
DATE                                                 Garrett G. Carlson, Sr.
                                                     Director

/s/ March 31, 1999                                   /s/ G. Richard Dunnells
---------------------------                          -------------------------
DATE                                                 G. Richard Dunnells
                                                     Director


/s/ March 31, 1999                                   /s/ Robert J. Merrick
---------------------------                          -------------------------
DATE                                                 Robert J. Merrick
                                                     Director


/s/ March 31, 1999                                   /s/ Robert E. Woods
---------------------------                          -------------------------
DATE                                                 Robert E. Woods
                                                     Director

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

              Financial Statements as of December 31, 1998 and 1997

            and for the Years Ended December 31, 1998, 1997 and 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  American Insured Mortgage Investors L.P. - Series 86:

         We have audited the accompanying balance sheets of American Insured Mortgage Investors L.P. - Series 86 (the Partnership) as of December 31, 1998 and 1997, and the related statements of income and comprehensive income, changes in partners' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 1998 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Washington, D.C.
March 31, 1999

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                                            As of December 31,
                                                                            1998            1997
                                                                       -------------    -------------
                                                                ASSETS
Investment in FHA-Insured Certificates and
  GNMA Mortgage- Backed Securities,  at fair value:
  Originated insured mortgages                                         $  22,479,721    $  22,412,522
  Acquired insured mortgages                                              33,305,292       40,780,876
                                                                       -------------    -------------
                                                                          55,785,013       63,193,398
                                                                       -------------    -------------
Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  discount and premium:
  Originated insured mortgages                                            33,853,462       43,068,712
  Acquired insured mortgage                                                  975,086          982,422
                                                                       -------------    -------------
                                                                          34,828,548       44,051,134

Cash and cash equivalents                                                  1,064,294       24,011,634

Investment in affiliate                                                      650,803          658,486

Receivables and other assets                                               4,797,104        4,752,910
                                                                       -------------     ------------
     Total assets                                                      $  97,125,762     $136,667,562
                                                                       =============     ============

                                                   LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                                  $   1,409,759     $ 24,267,990

Note payable and due to affiliate                                            658,494          658,486

Accounts payable and accrued expenses                                        179,641          170,439
                                                                       -------------     ------------
     Total liabilities                                                     2,247,894       25,096,915
                                                                       -------------     ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    9,576,290 Units issued and outstanding                               100,084,995      115,755,882
  General partner's deficit                                               (4,728,466)      (3,921,028)
  Accumulated other
    comprehensive income                                                    (478,661)        (264,207)
                                                                       -------------     ------------
     Total partners' equity                                               94,877,868      111,570,647
                                                                       -------------     ------------
     Total liabilities and
       partners' equity                                                $  97,125,762     $136,667,562
                                                                       =============     =============

                                     The   accompanying  notes  are an  integral
                                           part of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                        For the years ended December 31,
                                                                   1998              1997            1996
                                                               ------------      ------------     ------------
Income:
  Mortgage investment income                                   $  5,626,084      $ 10,130,219     $ 13,096,453
  Interest and other income                                         431,667           498,501          376,054
                                                               ------------      ------------     ------------
                                                                  6,057,751        10,628,720       13,472,507
                                                               ------------      ------------     ------------
Expenses:
  Asset management fee to related
    parties                                                         746,504           976,807        1,578,579
  General and administrative                                        327,691           334,053          406,794
  Interest expense to affiliate                                      47,740            44,480           34,700
                                                               ------------      ------------     ------------
                                                                  1,121,935         1,355,340        2,020,073
                                                               ------------      ------------     ------------
  Earnings before gain on mortgage
    dispositions and loan losses                                  4,935,816         9,273,380       11,452,434

  Gain on mortgage dispositions                                     437,120           589,659        1,616,449

  Loss on mortgage disposition                                           --           (39,725)              --

  Loan loss                                                              --          (387,325)              --
                                                               ------------      ------------     ------------
     Net earnings                                              $  5,372,936      $  9,435,989     $ 13,068,883
                                                               ============      ============     ============

Other comprehensive income                                         (214,454)        3,148,174          122,177
                                                               ------------      ------------     ------------
Comprehensive income                                              5,158,482        12,584,163       13,191,060
                                                               ============      ============     ============
Net earnings allocated to:
  Limited partners - 95.1%                                     $  5,109,662      $  8,973,626     $ 12,428,508
  General partner -  4.9%                                           263,274           462,363          640,375
                                                               ------------      ------------     ------------
                                                               $  5,372,936      $  9,435,989     $ 13,068,883
                                                               ============      ============     ============
Net earnings per Limited
  Partnership Unit - Basic                                     $       0.53      $       0.94     $       1.30
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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the years ended December 31, 1998, 1997 and 1996


                                                                             Accumulated
                                                                                Other                 Total
                                     General            Limited             Comprehensive           Partners'
                                     Partner            Partners                Income                Equity
                                   -----------        -------------        ----------------       ---------------
Balance, January 1, 1996              (869,206)         174,986,113              (3,534,558)          170,582,349

    Net earnings                       640,375           12,428,508                      --            13,068,883

      Adjustment to unrealized gains
       (losses) on investment in
      insured mortgages                     --                   --                 122,177               122,177

  Distributions paid or accrued of
    $4.83 per Unit, including return
    of capital of $3.53 per Unit    (2,383,198)         (46,253,480)                    --            (48,636,678)
                                   -----------        -------------        ---------------        ---------------
Balance, December 31, 1996          (2,612,029)         141,161,141             (3,412,381)           135,136,731

    Net earnings                       462,363            8,973,626                     --              9,435,989
      Adjustment to unrealized gains
      (losses) on investments in
      insured mortgages                     --                   --              3,148,174              3,148,174

Distributions paid or accrued of
  $3.59 per Unit, including return
  of capital of $2.65 per Unit      (1,771,362)         (34,378,885)                    --            (36,150,247)
                                   -----------        -------------        ---------------        ---------------
Balance, December 31, 1997          (3,921,028)         115,755,882               (264,207)           111,570,647

    Net earnings                       263,274            5,109,662                     --              5,372,936

      Adjustment to unrealized gains
       (losses) on investments in
       insured mortgages                    --                   --               (214,454)              (214,454)

Distributions paid or accrued of
  $2.17 per Unit, including return
  of capital of $1.64 per Unit      (1,070,712)         (20,780,549)                    --            (21,851,261)
                                   -----------       --------------        ---------------        ---------------
Balance, December 31, 1998          (4,728,466)         100,084,995               (478,661)            94,877,868
                                   ===========        =============        ===============        ===============
Limited Partnership Units outstanding -
  basic, as of December 31, 1998, 1997,
  and 1996                                               9,576,290
                                                        ==========



                                     The   accompanying  notes  are an  integral
                                           part of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF CASH FLOWS


                                                                  For the years ended December 31,
                                                               1998            1997             1996
                                                           ------------    ------------     ------------
  Cash flows from operating activities:
  Net earnings                                             $  5,372,936    $  9,435,989     $ 13,068,883

  Adjustments  to  reconcile  net  earnings to net cash
    provided  by  operating activities:
    Gain on mortgage dispositions                              (437,120)       (589,659)      (1,616,449)
    Loss on mortgage dispositions                                    --          39,725               --
    Loan loss reserve                                                --         387,325               --
    Changes in assets and liabilities:
      Increase (decrease) in investment in affiliate
        and due to affiliate                                      7,691          (7,503)              --
      Increase (decrease) in accounts payable and
        accrued expenses                                          9,202          34,745          (18,304)
      Increase in receivables and other assets                  (44,194)     (1,794,082)        (632,922)
      Return on investment in affiliate                              --              --            4,617
                                                          -------------    ------------     ------------
        Net cash provided by operating activities             4,908,515       7,506,540       10,805,825
                                                          -------------    ------------     ------------
  Cash flows from investing activities:
    Proceeds from disposition of mortgages                   16,163,377      22,268,941       36,343,358
    Receipt of principal from scheduled payments                690,260       1,069,862        1,084,392
                                                          -------------    ------------     ------------
        Net cash provided by investing activities            16,853,637      23,338,803       37,427,750
                                                          -------------    ------------     ------------

  Cash flows from financing activities:
    Distributions paid to partners                          (44,709,492)    (45,414,377)     (18,427,561)
                                                          -------------    ------------     ------------
  Net (decrease) increase in cash and cash equivalents      (22,947,340)    (14,569,034)      29,806,014

  Cash and cash equivalents, beginning of year               24,011,634      38,580,668        8,774,654
                                                          -------------    ------------     ------------
  Cash and cash equivalents, end of year                  $   1,064,294    $ 24,011,634     $ 38,580,668
                                                          =============    ============     ============


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

         Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-Advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CMSLP, an affiliate of CRIIMI MAE, manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION - Continued

         On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and the parent of AIM Investments, L.P., and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner without approval from the bankruptcy court. This restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership; however, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filing could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

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

         Reclassifications
         -----------------
                  Certain amounts in the financial statements for the years ended December 31, 1997 and 1996 have been reclassified to conform to the 1998 presentation.

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

                  As of December 31, 1998, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 29 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 22 years, on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates, the Partnership does not have the
         ability,   at  this  time,  to  hold  these  investments  to  maturity.
         Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be included in the Available for Sale category. Although the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default.

                  In connection with this classification, as of December 31, 1998 and 1997, the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, with the unrealized losses on these assets reported as other comprehensive income and as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will be included as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will continue to be reported in earnings. The amortized cost of the GNMA Mortgage-Backed Securities and FHA-Insured Certificates in this category is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

2.       SIGNIFICANT ACCOUNTING POLICIES - Continued

                  As of December 31, 1998 and 1997, Investment in FHA-Insured Loans are recorded at amortized cost.

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

         Income Taxes
         ------------
                  No provision has been made for Federal, state or local income taxes in the accompanying statements of income and comprehensive income since they are the personal responsibility of the Unitholders.

         New Accounting Standards
         ------------------------
                  During 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income" (FAS 130). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a separate statement of income. This includes net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale." FAS 130 was adopted by the Partnership on January 1, 1998. Unrealized gains and losses are reported in the equity section of the "Balance Sheet" as "accumulated other comprehensive income." The table below breaks out the adjustment to unrealized gains and losses that relate to mortgages which were disposed of during the period with the resulting gain or loss reflected in the "Statements of Income and Comprehensive Income" (reclassification adjustments) and the portion of the adjustment that relates to those investments that were not disposed of during the period.

                                                                   1998              1997             1996
                                                                ---------         ----------      ----------
         Reclassification adjustment for (gains) losses
           included in net income                                 (82,441)         1,092,899       1,973,844
         Unrealized holding gains (losses) arising during
           the period                                            (132,013)         2,055,275      (1,851,667)
                                                                ---------         ----------      ----------

         Net adjustment to unrealized gains
          (losses) on mortgages                                  (214,454)         3,148,174         122,177
                                                                =========         ==========      ==========


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


                                           As of December 31, 1998                As of December 31, 1997
                                         Amortized           Fair             Amortized          Fair
                                           Cost              Value               Cost            Value
                                       ------------      ------------       ------------      ------------
Investment in FHA-Insured Certificates and
  GNMA Mortgage-Backed Securities:
  Originated Insured Mortgages         $ 23,066,799      $ 22,479,721       $ 23,104,560      $ 22,412,522
  Acquired Insured Mortgages             33,196,875        33,305,292         40,353,044        40,780,876
                                       ------------      ------------       ------------      ------------
                                       $ 56,263,674      $ 55,785,013       $ 63,457,604      $ 63,193,398
                                       ============      ============       ============      ============
Investment in FHA-Insured
  Loans:
  Originated Insured Mortgages        $  33,853,462      $ 33,031,725       $ 43,068,712      $ 41,812,118
  Acquired Insured Mortgage                 975,086         1,013,193            982,422         1,010,949
                                      -------------      ------------       ------------      ------------
                                      $  34,828,548      $ 34,044,918       $ 44,051,134      $ 42,823,067
                                      =============      ============       ============      ============

Cash and cash equivalents             $   1,064,294      $  1,064,294       $ 24,011,634      $ 24,011,634

Accrued interest receivable           $   4,186,044      $  4,186,044       $  4,234,815      $  4,234,815


         The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

         Investment in FHA-Insured Certificates, GNMA
           Mortgage-Backed Securities and FHA-Insured Loans
         --------------------------------------------------------
                  The fair value of the fully insured FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans is based on quoted market prices from an investment banking institution which trades these instruments as part of its day-to-day activities. In order to determine the fair value of the coinsured FHA-Insured Certificates, the Partnership valued the coinsured FHA-Insured Certificates as though they were fully insured (in the same manner fully insured FHA-Insured Certificates were valued). From this amount, the Partnership deducted a

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                         NOTES TO FINANCIAL STATEMENTS

3.       FAIR VALUE OF FINANCIAL INSTRUMENTS

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

4.       INVESTMENT IN INSURED MORTGAGES


         The following is a discussion of the Partnership's insured mortgage investments, along with the risks related to each type of investment:

         A.       Fully Insured Originated Insured Mortgages and
                  Acquired Insured Mortgages
                  ----------------------------------------------
                  Listed below is the Partnership's aggregate investment in Fully Insured Mortgages as of December 31, 1998 and 1997:

                                                                           December 31,
                                                                   1998                      1997
                                                              -------------             ------------
Fully Insured Originated Insured:
  Number of Mortgages(2)(3)                                               4                        5
  Amortized Cost                                              $  33,853,462             $ 43,068,712
  Face Value                                                     32,697,883               41,562,851
  Fair Value                                                     33,031,725               41,812,118

Fully Insured Acquired Insured:
  Number of GNMA Mortgage-Backed
      Securities(1)                                                       9                       10
  FHA-Insured Certificates                                                2                        2
  FHA-Insured Loan                                                        1                        1
  Amortized Cost                                              $  34,171,962             $ 41,335,466
  Face Value                                                     34,099,137               41,283,184
  Fair Value                                                     34,318,485               41,791,825


(1) In March 1998, the mortgage on Oak Grove Apartments was prepaid. The Partnership received net proceeds of approximately $6.8 million, and recognized a gain of approximately $23,000 for the year ended December 31, 1998. A distribution of $0.67 per Unit related to this prepayment was declared in May 1998 and paid to Unitholders in August 1998.

(2) In April 1998, the mortgage on Arbor Station Apartments was prepaid. The Partnership received net proceeds of approximately $9.3 million, and recognized a gain of approximately $414,000 for the year ended December 31, 1998. A distribution of $0.93 per Unit related to this prepayment was declared in April 1998 and paid to Unitholders in August 1998.

(3) In February 1999, the mortgages on Iroquois Club Apartments and Greenbriar Place were prepaid. The Partnership received net proceeds of approximately $19.4 million and $5.9 million and recognized a gain of approximately $280,000 and a loss of approximately $210,000 for the mortgages on Iroquois Club Apartments and Greenbriar Place, respectively. A distribution of $2.46 per Unit related to these prepayments was declared in March 1999 and is expected to be paid in May 1999.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                         NOTES TO FINANCIAL STATEMENTS

4.       INVESTMENT IN INSURED MORTGAGES - Continued

                  As of March 5, 1999, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest.

                  In addition to base interest payments from Fully Insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the years ended December 31, 1998, 1997 and 1996, the Partnership received additional interest of $74,112, $95,744 and $171,848, respectively, from the fully insured Participations.
         These amounts are included in mortgage investment income on the accompanying statements of income and comprehensive income.

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

                  As of December 31, 1998 and 1997, the Partnership had invested in three FHA-Insured Certificates secured by coinsured mortgages. As of December 31, 1998, two of the three FHA-Insured Certificates secured by coinsured mortgages are coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company (Patrician), under the HUD coinsurance program. The three coinsured mortgages have been delinquent with respect to the payment of principal and interest. The following is a discussion of the performance problems with respect to the Partnership's coinsured mortgage investments.

         1.       Coinsured by third party
                  ------------------------
                  Listed below are the Originated Insured Mortgages co-insured by Patrician:


                                             December 31, 1998                                       December 31, 1997
                 ----------------------------------------------------    ----------------------------------------------------
                      Amortized         Face                Fair            Amortized         Face                Fair
                      Cost              Value               Value             Cost            Value               Value
                 ----------------   ---------------  ----------------    ---------------- ----------------    ---------------
The Villas(1)       $  15,412,759     $  15,646,469      $ 14,905,685        $ 15,412,759    $  15,646,469      $  14,871,111
St. Charles Place -
  Phase II(2)           3,035,688         3,035,688         2,898,074           3,035,688        3,035,688          2,885,298
                 ----------------   ---------------  ----------------    ----------------  ---------------    ---------------
Total               $  18,448,447     $  18,682,157      $ 17,803,759       $  18,448,447    $  18,682,157      $  17,756,409
                 ================   ===============  ================    ================  ===============    ===============


                  (1) As of March 5, 1999, the mortgagor has made payments of principal and interest due on the original mortgage on the Villas through November 1995, and has made payments of principal and interest due under a modification agreement with the Villas through August 1993. As the result of bankruptcy proceedings that have been ongoing since 1992, the property was acquired and vested with Patrician in November 1998. Patrician is in the process of improving the property and intends to file its initial claim with HUD by October 1999. A coinsurance claim will be filed with HUD for remaining amounts not collected as a result of the disposition. Due to deferred maintenance and tax deficiencies, the Partnership does not expect cash flow to be realized from this property until the property is sold and claims are filed with HUD for Multifamily Coinsurance benefits.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                         NOTES TO FINANCIAL STATEMENTS

4.       INVESTMENT IN INSURED MORTGAGES - Continued

                  (2) This amount represents the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 (AIM 88), an affiliate of the Partnership. As of March 5, 1999, the mortgagor has made payments of principal and interest due on the mortgage through November 1995. As the result of bankruptcy proceedings that have been ongoing since 1992, the property was acquired and vested with Patrician in November 1998. Patrician is in the process of improving the property and intends to file its initial claim with HUD by October 1999. A coinsurance claim will be filed with HUD for remaining amounts not collected as a result of the disposition. Due to deferred maintenance and tax deficiencies, the Partnership does not expect cash flow to be realized from this property until the property is sold and claims are filed with HUD for Multifamily Coinsurance benefits.

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

         2.       Coinsured by affiliate
                  ----------------------
                  As of December 31, 1998 and 1997, the Partnership held an investment in one FHA-Insured Certificate, secured by a coinsured mortgage where the coinsurance lender is Integrated Funding, Inc. (IFI), an affiliate of the Partnership. The Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss.

                                 1998                                1997
              ---------------------------------------  --------------------------------------         Cumulative
               Amortized       Face          Fair             Amortized    Face         Fair          Loan Losses
                  Cost         Value         Value              Cost       Value        Value         Recognized
              ------------- ------------  -----------    -------------- ------------ ----------       -------------
Spring Lake
  Village(1)  $   4,618,353 $  4,860,980   $4,675,962     $   4,656,113  $ 4,898,740 $4,656,113       $     502,626


                  (1) In March 1998, IFI completed foreclosure proceedings and obtained title to this property. A Purchase and Sale agreement is expected to be ratified in March 1999 with a projected settlement date by the end of the second quarter 1999. Subsequent to sale and settlement, a claim will be filed with HUD. The Partnership expects that the claim will result in the recovery of a significant portion of amounts due.

                  In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                         NOTES TO FINANCIAL STATEMENTS

4.       INVESTMENT IN INSURED MORTGAGES - Continued

                  refinancing,  sale  or  other  disposition  of the  underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages contain such Participations. During the years ended December 31, 1998, 1997 and 1996, the Partnership received additional interest of $0, $0 and $110,253, respectively, from the coinsured Participations. These amounts are included in mortgage investment income on the accompanying statements of income and comprehensive income.

5.       DISTRIBUTIONS TO UNITHOLDERS

         The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                  1998           1997            1996
                                ---------      -------         -------

Quarter ended March 31          $    0.15      $  0.75 (2)(3)  $  0.91 (5)(6)
Quarter ended June 30,               1.75(1)      0.21            0.30 (6)
Quarter ended September 30,          0.13         0.22 (3)        0.29 (7)
Quarter ended December 31,           0.14         2.41 (4)        3.33 (8)(3)
                                 --------      -------          ------
                                 $   2.17      $  3.59          $ 4.83
                                 ========      =======          ======

(1) This amount includes approximately $1.60 per Unit return of capital from the prepayment of the following mortgages: Oak Grove Apartments of $0.67 per Unit and Arbor Station Apartments of $0.93 per Unit.

(2) This amount includes approximately $0.53 per Unit return of capital from the prepayment of the mortgage on Carmen Drive Estates.

(3)      This  amount  includes   approximately   $0.01  per  Unit  representing
         previously undistributed accrued interest receivable from St. Charles Place-Phase II and The Villas.

(4) This amount includes approximately $2.21 per Unit return of capital from the prepayment of the following mortgages: Ridgeview Chase Apartments of $0.95 per Unit and Woodland Apartments of $1.26 per Unit.

(5) This amount includes approximately $0.61 per Unit return of capital from the prepayment of the mortgage on Lakewood Villas.

(6)      This  amount  includes   approximately   $0.03  per  Unit  representing
         previously undistributed accrued interest receivable from St. Charles Place - Phase II and The Villas.

(7)      This  amount  includes   approximately   $0.02  per  Unit  representing
         previously undistributed accrued interest receivable from St. Charles Place - Phase II and The Villas.

(8) This amount includes approximately $3.07 per Unit return of capital and gain from the prepayment of the following mortgages: Woodbine at Lakewood Apartments $0.55, Pembrook Apartments $1.60, and Skyridge Club $0.92.

         The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions

             AMERICAN INSURED MORTGAGED INVESTORS L.P. - SERIES 86

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

7.       TRANSACTIONS WITH RELATED PARTIES

         In addition to the related party transactions described above in Note 6, the General Partner, and certain affiliated entities, during the years ended December 31, 1998, 1997 and 1996, earned or received compensation or payments for services from the Partnership as follows:


                                       COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                       -----------------------------------------------

                                 Capacity in Which                              For the years ended December 31,
Name of Recipient                   Served/Item                          1998             1997             1996
-----------------          ----------------------------               ----------       ----------        ----------
CRIIMI, Inc.               General Partner/Distribution               $1,070,712       $1,771,362        $2,383,198

AIM Acquisition            Advisor/Asset Management Fee                  746,504          976,807         1,578,579
  Partners, L.P.(1)

CRIIMI MAE
  Management, Inc.         Affiliate of General Partner/                  42,883           52,530            64,405
                             Expense Reimbursement

         (1) The  Advisor,  pursuant  to the  Partnership  Agreement,  effective
October 1, 1991, is entitled to an Asset  Management Fee equal to 0.75% of Total
Invested  Assets for 1998 and 1997 and 0.95% of Total Invested  Assets for 1996.
The sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. As discussed in Note 1, effective June 30, 1995, CRIIMI MAE Services Limited
Partnership (CMSLP) now serves as the Sub-advisor. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $278,684, $364,368 and $465,231 for the years ended December 31, 1998, 1997 and 1996, respectively. The limited partner of CMSLP is a wholly-owned subsidiary of CRIIMI MAE Inc., which filed for protection under Chapter 11 of the U.S. Bankruptcy Code.


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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

9.       SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1998, 1997 and 1996:

(In Thousands, Except Per Unit Data)
                                                                                 1998
                                                                             Quarter ended
                                                    March 31         June 30         September 30       December 31
                                                  ------------     -----------    -----------------  ----------------
Income                                             $     1,819      $    1,424    $           1,495  $          1,320
Gain on mortgage dispositions                               --             437                   --                --
Net earnings                                             1,507           1,575                1,244             1,047
Net earnings per Limited
  Partnership Unit - Basic                                0.15            0.16                 0.12              0.10


                                                                                 1997
                                                                             Quarter ended
                                                     March 31         June 30         September 30       December 31
                                                  ------------     -----------    -----------------  ----------------
Income                                             $     2,838      $    2,658    $           2,570  $          2,563
Gain on mortgage dispositions                               --              --                   --               590
Loss on mortgage dispositions                               --              --                   --               (40)
Loan loss                                                   --              --                   --              (387)
Net earnings                                             2,491           2,291                2,219             2,435
Net earnings per Limited
  Partnership Unit - Basic                                0.25            0.22                 0.22              0.25



                                                                                1996
                                                                            Quarter ended
                                                     March 31         June 30         September 30       December 31
                                                  ------------     -----------    -----------------  ----------------
Income                                             $     3,468      $    3,525    $           3,255  $          3,225
Gain on mortgage disposition                                37              --                   --             1,579
Net earnings                                             2,985           2,980                2,796             4,308
Net earnings per Limited
  Partnership Unit - Basic                                0.30            0.29                 0.28              0.43


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998

                                                                                                                     Annual
                                                                                                                     Payment
                                                            Interest                     Net                        (Principal
                                                             Rate on     Face         Carrying                        and
   Development Name/                   Maturity   Put       Mortgage    Amount of      Value        Cumulative      Interest)
       Location                          Date     Date (1)   (4)(5)     Mortgage    (3)(9)(10)(15)  Loan Losses      (4)(11)
---------------------------           --------- ---------   ---------  -----------  -------------   -----------    -----------
ORIGINATED INSURED MORTGAGES
Coinsured Mortgages
----------------------------
Investment in FHA-Insured
  Certificates (carried at fair value)
Spring Lake Village
  St. Petersburg, FL(7)                  7/29     5/03      8.75% (14) $ 4,860,980(12) $ 4,675,962  $ 502,626(7)   $   458,028(14)
The Villas
  Lauderhill, FL (6)                     7/29     8/02      8.75%       15,646,469(12)   14,905,685   842,709        1,491,805(13)
St. Charles Place-Phase II
  Miramar, FL (6)                        2/30    12/03      8.625%       3,035,688(8)(12) 2,898,074   106,000          279,571(8)
                                                                        ----------        ---------
     Total investment in FHA-Insured
       Certificates-Originated Insured
       Mortgages                                                        23,543,137       22,479,721
                                                                        ----------       ----------

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998

                                                                                                                     Annual
                                                                                                                     Payment
                                                            Interest                     Net                        (Principal
                                                             Rate on     Face         Carrying                        and
   Development Name/                   Maturity   Put       Mortgage    Amount of      Value        Cumulative      Interest)
       Location                          Date     Date (1)   (4)(5)     Mortgage    (3)(9)(10)(14)  Loan Losses      (4)(11)
---------------------------           --------- ---------   ---------  -----------  -------------   -----------    -----------
ACQUIRED INSURED
  MORTGAGES:
-----------------------------
Investment in FHA-Insured
  Certificates (carried at fair value)
Southampton Apts.
  Grove City, OH                        4/27          --    8.50%        1,956,619        2,026,533          --        183,038
Pleasantview Nursing Home
  Union, NJ                             6/29          --    7.75%        3,391,182        3,393,477          --        290,532
                                                                        ----------       ----------
    Total investment in FHA-Insured
      Certificates - Acquired Insured
      Mortgages                                                          5,347,801        5,420,010
                                                                        ----------       ----------
Investment in GNMA Mortgage-Backed
  Securities (carried at fair value)
Brighton Manor,
  Petersburg, VA                        3/29          --    7.50%        1,005,491        1,007,480          --         80,468

Cyress Cove,
  Jacksonville, FL                      2/28          --    7.30%        6,802,564        6,816,705          --        547,562

Hickory Tree Apts.,
  Indianapolis, IN                      4/27          --    7.375%       3,413,081        3,420,337          --        279,232

Main Street Square,
  Roundrock, TX                         9/29          --    8.75%        1,342,396        1,396,841          --        122,808

Maple Manor,
  Syracuse, NY                          4/29          --    7.375%       1,216,508        1,218,931          --         97,555


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998

                                                                                                                     Annual
                                                                                                                     Payment
                                                            Interest                     Net                        (Principal
                                                             Rate on     Face         Carrying                        and
   Development Name/                   Maturity   Put       Mortgage    Amount of      Value        Cumulative      Interest)
       Location                          Date     Date (1)   (4)(5)     Mortgage    (3)(9)(10)(14)  Loan Losses      (4)(11)
---------------------------           --------- ---------   ---------  -----------  -------------   -----------    -----------
ACQUIRED INSURED
  MORTGAGES:
---------------------------
Investment in GNMA Mortgage-Backed
  Securities (carried at fair value) - Continued

Mountain Village Apts.,
  Tucson, AZ                            5/29          --    7.50%        1,320,097        1,322,696          --        105,487

Oakwood Garden Apts.,
  San Jose, CA                         10/23          --    7.75%        9,466,821        9,489,203          --        813,527

Regency Park Apts.,
  North St. Paul, MN                    4/24          --    7.00%        1,417,142        1,420,619          --        116,207

Sunflower Apts.,
  Tucson, AZ                            5/29          --    7.50%        1,788,949        1,792,470          --        142,952
                                                                       -----------      -----------
    Total investment in GNMA Mortgage-
      Backed Securities-Acquired Insured
      Mortgages                                                         27,773,049       27,885,282
                                                                       -----------      -----------
    Total investment in FHA-Insured Certificates
       and GNMA Mortgage-Backed Securities                             $56,663,987      $55,785,013
                                                                       ===========      ===========

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998

                                                                                                                     Annual
                                                                                                                     Payment
                                                            Interest                     Net                        (Principal
                                                             Rate on     Face         Carrying                        and
   Development Name/                   Maturity   Put       Mortgage    Amount of      Value        Cumulative      Interest)
       Location                          Date     Date (1)   (4)(5)     Mortgage    (3)(9)(10)(14)  Loan Losses      (4)(11)
---------------------------           --------- ---------   ---------  -----------  -------------   -----------    -----------
ORIGINATED INSURED
  MORTGAGES:
-------------------------------
Fully Insured Mortgages
-------------------------------
Investment in FHA-Insured
  Loans (carried at amortized cost)(2)
Iroquois Club Apts.
  Naperville, IL                        3/29        12/03   8.25%        18,101,992      18,725,128          --      1,629,873
Colony Square Apts.
  Rocky Mount, NC                      10/28         4/02   8.25%         4,122,314       4,280,483          --        372,352
Argyle Place
  Hickory, NC                           4/29         7/03   8.25%         4,824,097       4,989,814          --        434,902
Greenbriar Place
  Glen Ellyn, IL                        4/29         7/02   8.25%         5,649,480       5,858,037          --        508,353
                                                                        -----------     -----------
Total investment in FHA-Insured Loans -
  Fully Insured Mortgages                                                32,697,883      33,853,462
                                                                        -----------     -----------
ACQUIRED INSURED MORTGAGE
-------------------------
Investment in FHA-Insured
  Loan - (carried at amortized cost)(2)

Winburn Square
  Lexington, KY                         1/27           --   9.00%           978,287         975,086          --         95,829
                                                                        -----------     -----------
     Total investment in FHA-Insured Loans                               33,676,170      34,828,548
                                                                        -----------     -----------
     TOTAL INVESTMENT IN INSURED MORTGAGES                              $90,340,157     $90,613,561
                                                                        ===========     ===========

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1998


(1) Certain mortgages possess a special assignment option, in certain mortgage documents, which allows the Partnership, anytime after this date, to require payment of the unpaid principal balance of the mortgages. At such time, the borrowers must make payment to the Partnership or the Partnership may cancel the FHA insurance and institute foreclosure proceedings.

(2)      Inclusive of closing costs and acquisition fees.

(3) Prepayment of these insured mortgages would be based upon the unpaid principal balance at the time of prepayment.

(4) This represents the base interest rate during the permanent phase of this insured mortgage loan. Additional interest (referred to as Participations) measured as a percentage of the net cash flow from the development and of the net proceeds from sale, refinancing or other disposition of the underlying development (as defined in the participation agreements), will also be due. During the years ended December 31, 1998, 1997 and 1996, the Partnership received additional interest of $74,112, $95,744 and $282,101, respectively, from the Participations.

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

(6) These Insured Mortgages are insured under the HUD coinsurance program, as previously discussed. The

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1998

         HUD-approved coinsurance lender for these mortgages is The Patrician Mortgage Company.

(7) This mortgage is insured under the HUD coinsurance program, as previously discussed. Integrated Funding, Inc. is the HUD-approved coinsurance lender, and the Partnership bears the risk of any principal loss, as previously discussed. As a result of payment defaults during 1997 and the subsequent foreclosure in March 1998, the Partnership has recognized an additional loan loss reserve of $387,325 for the portion of the estimated loss after considering costs to dispose of assets and reimbursements from HUD.

(8) This amount represents the Partnership's 45% interest in this Insured Mortgage. The remaining 55% interest was acquired by AIM 88.

(9) A reconciliation of the carrying value of the Insured Mortgages for the years ended December 31, 1998 and 1997, is as follows:


                                                              1998                                1997
                                                           ------------                       ------------
Beginning balance                                          $107,244,532                       $127,127,854

Principal receipts on
 Insured Mortgages                                             (690,260)                        (1,069,862)

Gain on mortgage
  dispositions                                                  437,120                            589,659

Loss on mortgage dispositions                                        --                            (39,725)

Disposition of mortgages                                    (16,163,377)                       (22,268,941)

Adjustment to unrealized
  losses on investment in
  Insured Mortgages                                               7,937                          2,772,264

Adjustment to unrealized
  gains on investment in
  Insured Mortgages                                            (222,391)                           375,910

Loan loss                                                            --                           (242,627)(a)
                                                           ------------                       ------------
Ending balance                                             $ 90,613,561                       $107,244,532
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

                                DECEMBER 31, 1998


(11) Principal and interest are payable at level amounts over the life of the Insured Mortgages.

(12) Represents principal amount subject to delinquent principal or interest. See Note 4 to the financial statements.

(13) Annual payment reflects required principal and interest payments for 1998 as per the modification agreement.

(14) Pursuant to a modification agreement dated February 1996, the interest rate on this mortgage was reduced to 6.75% for 1997. However, the mortgage went into default as of July 1, 1997, as a result, the mortgage was reverted back to its original note rate of 8.75% effective July 1, 1997. See Note 4 of the financial statements for further discussion.

(15) As of December 31, 1998 and 1997, the tax basis of the Insured Mortgages was approximately $88.6 million and $108.6 million, respectively.

                                 EXHIBIT 10.13

                              AMENDED AND RESTATED
                         NON-NEGOTIABLE PROMISSORY NOTE


US  $658,486.00                                               April 1, 1997
                                                           Rockville, Maryland


                  FOR VALUE RECEIVED, the undersigned hereby promises to pay to the order of American Insured Mortgage Investors L.P. - Series 88, a Delaware limited partnership (the "Partnership"), the principal sum of Six Hundred Fifty Eight Thousand Four Hundred Eighty Six Dollars and no cents ($658,486.00) plus interest computed on the basis of a year consisting of 360 days at a rate of interest equal to seven and one quarter percent (7.25%) per annum.

                  This Note is an amendment and restatement of a promissory note dated April 1, 1994 payable to the order of the Partnership by the undersigned in the amount of $478,612.00.

                  This Note is payable upon demand. Payment shall be made in legal tender of the United States at the offices of the Partnership, c/o C.R.I., Inc., The CRI Building, 11200 Rockville Pike, Rockville, Maryland 20852.

                  Accrued interest only on the outstanding principal amount shall be payable on the fifteenth day of each month commencing on April 15, 1997 provided that Integrated Funding, Inc. has received on a timely basis the interest payment due from the Government National Mortgage Association on GNMA Pool Number 280640 in the face amount of $1,936,724.42 as of the date hereof.

                  If any payment of principal or interest on this Note is due on a Saturday, Sunday or legal holiday under the laws of Maryland, such payment shall be made on the next succeeding business day. The Note may be prepaid at any time, without penalty.

                  The undersigned hereby waives presentment, demand for payment, notice of dishonor, notice of protest, and all other notices on demand in connection with the delivery acceptance, performance, default and endorsement of this Note.

                            AMERICAN INSURED MORTGAGE
                           INVESTORS L.P. - SERIES 86

                                               By:      CRIIMI, Inc., its
                                                        General Partner



                                              By:     /s/ Cynthia O. Azzara
                                                      -------------------------
                                                      Cynthia O. Azzara
                                                      Sr. Vice President/Chief
                                                      Financial Officer

                                                    EXHIBIT 10.14

                                     SECOND AMENDMENT TO REIMBURSEMENT AGREEMENT
                                     -------------------------------------------

         THIS SECOND AMENDMENT TO REIMBURSEMENT AGREEMENT is made effective as of April 1, 1997 by and among Integrated Funding, Inc., a New York corporation ("IFI"), and American Insured Mortgage Investors L.P. - Series 85 ("AIM 85"), American Insured Mortgage Investors L.P. - Series 86 ("AIM 86"), and American Insured Mortgage Investors L.P. - Series 88 ("AIM 88") (AIM 85, AIM 86 and AIM 88 collectively referred to as the "AIM Funds").

                                                      RECITALS
                                                      --------

         A. The parties hereto entered into the Expense Reimbursement Agreement effective as of December 31, 1992 (the "Agreement") in order to allocate to IFI a portion of the expenses incurred by the AIM Funds in connection with the Subadvisor's management of the funds.

         B. The parties hereto entered into the amendment to Reimbursement Agreement effective as of April 1, 1994 (the "First Amendment") in order to change the allocation of expenses to each fund based on the outstanding principal balance of coinsured loans for which IFI acts as the mortgagee of record as of April 1, 1994.

         C. The parties seek to change the allocation of expenses to each fund based on the outstanding principal balance of coinsured loans for which IFI acts as the mortgagee of record as of April 1, 1997.

         NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

         1. Section 1 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

                  "1. Reimbursement. IFI will reimburse the AIM Funds a total expense amount calculated as .2893% annually of the outstanding principal balance of the coinsured loans for which IFI acts the mortgagee of record (approximately $49 million as of April 1, 1997). The total expense reimbursement shall be allocated to each AIM Fund as follows:

                           AIM FUND                  % of Coinsured Loan Balance
                           --------                  ---------------------------
                           AIM 85                                         0
                           AIM 86                                        34%
                           AIM 88                                        66%

         2. Except as modified above, all other provisions of the Agreement shall remain in full force and effect.

         IN WITNESS WHEREOF, the parties have executed this Amendment as of the day and year first above written.

                                           [Signatures on following page]

                                INTEGRATED FUNDING, INC.

                            By:      /s/ Frederick J. Burchill
                                     -------------------------
                                     Frederick J. Burchill
                                     Vice President



                                     AMERICAN INSURED MORTGAGE
                                     INVESTORS - SERIES 85, L.P.

                             By:      CRIIMI, Inc., its
                                      General Partner



                              By:      /s/ Cynthia O. Azzara
                                      ------------------------
                                      Cynthia O. Azzara
                                      Chief Financial Officer



                                      AMERICAN INSURED MORTGAGE
                                      INVESTORS L.P. - Series 86

                              By:      CRIIMI, Inc., its
                                       General Partner



                              By:      /s/ Cynthia O. Azzara
                                       ------------------------
                                       Cynthia O. Azzara
                                       Chief Financial Officer



                                       AMERICAN INSURED MORTGAGE
                                       INVESTORS L.P. - Series 88

                              By:      CRIIMI, Inc., its
                                       General Partner



                              By:      /s/ Cynthia O. Azzara
                                       -----------------------
                                       Cynthia O. Azzara
                                       Chief Financial Officer