Form 10-Q
period 1999-03-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1999-05-14
CIK 784014

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended        March 31, 1999
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

         As of March 31, 1999, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                                                     Page
                                                                     ----
PART I.           Financial Information

Item 1.           Financial Statements

                  Balance Sheets - March 31, 1999 (unaudited)
                    and December 31, 1998...........................   3

                  Statements of Income and Comprehensive Income -
                    for the three months ended March 31, 1999
                    and 1998 (unaudited)............................   4

                  Statement of Changes in Partners' Equity -
                    for the three months ended March 31, 1999
                    (unaudited).....................................   5

                  Statements of Cash Flows - for the three
                    months ended March 31, 1999
                    and 1998 (unaudited)............................   6

                  Notes to Financial Statements
                    (unaudited).....................................   7

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations......................................  13

Item 2A.          Qualitative and Quantitative Disclosures about
                    Market Risk.....................................  15

PART II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K..................  17

Signature         ..................................................  18

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                                       March 31,             December 31,
                                                                         1999                    1998
                                                                   ---------------           --------------
                                                                     (Unaudited)
                                                      ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Originated insured mortgages                                     $    21,853,329         $   22,479,721
    Acquired insured mortgages                                            33,055,328             33,305,292
                                                                     ---------------         --------------
                                                                          54,908,657             55,785,013
                                                                     ---------------         --------------
Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  premium and discount:
    Originated insured mortgages                                           9,250,836             33,853,462
    Acquired insured mortgage                                                973,146                975,086
                                                                     ---------------         --------------
                                                                          10,223,982             34,828,548

Cash and cash equivalents                                                 26,091,753              1,064,294

Investment in affiliate                                                      650,803                650,803

Receivables and other assets                                               4,376,797              4,797,104
                                                                     ---------------         --------------
     Total assets                                                    $    96,251,992         $   97,125,762
                                                                     ===============         ==============

                                          LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                                $    25,778,446         $    1,409,759

Note payable and due to affiliate                                            671,370                658,494

Accounts payable and accrued expenses                                        361,492                179,641
                                                                     ---------------         --------------
     Total liabilities                                                    26,811,308              2,247,894
                                                                     ---------------         --------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    9,576,290 Units issued and outstanding                                76,678,660            100,084,995
  General partner's deficit                                               (5,934,471)            (4,728,466)
  Accumulated other comprehensive income                                  (1,303,505)              (478,661)
                                                                     ---------------         --------------
     Total partners' equity                                               69,440,684             94,877,868
                                                                     ---------------         --------------
     Total liabilities and
       partners' equity                                              $    96,251,992         $   97,125,762
                                                                     ===============         ==============

                                     The   accompanying  notes  are an  integral
                                           part of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                                       For the three months ended
                                                                                  March 31,
                                                                   ---------------------------------
                                                                        1999                 1998
                                                                   -------------       -------------
Income:
  Mortgage investment income                                       $  1,138,663        $  1,681,968
  Interest and other income                                              59,652             137,466
                                                                   ------------        ------------
                                                                      1,198,315           1,819,434
                                                                   ------------        ------------
Expenses:
  Asset management fee to
    related parties                                                     160,961             206,766
  General and administrative                                             87,648              93,387
  Interest expense to affiliate                                          11,933              11,935
                                                                   ------------        ------------
                                                                        260,542             312,088
                                                                   ------------        ------------

Earnings before net gain on
  mortgage dispositions                                                 937,773           1,507,346

Gain on mortgage dispositions                                           329,552                  --
Loss on mortgage dispositions                                          (101,219)                 --
                                                                   ------------        ------------
     Net earnings                                                  $  1,166,106        $  1,507,346
                                                                   ============        ============
  Other comprehensive income                                           (824,844)            206,298
                                                                   ------------        ------------
  Comprehensive income                                             $    341,262        $  1,713,644
                                                                   ------------        ------------

Net earnings allocated to:
  Limited partners - 95.1%                                         $  1,108,967        $  1,433,486
  General partner  - 4.9%                                                57,139              73,860
                                                                   ------------        ------------
                                                                   $  1,166,106        $  1,507,346
                                                                   ============        ============
Net earnings per Limited
  Partnership Unit-basic                                           $       0.12        $       0.15
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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 1999

                                   (Unaudited)





                                                                                   Accumulated
                                                                                      Other
                                                General           Limited          Comprehensive
                                                Partner           Partners             Income            Total
                                              ------------      -------------      --------------    -------------

Balance, December 31, 1998                    $ (4,728,466)     $ 100,084,995      $     (478,661)   $  94,877,868

  Net earnings                                      57,139          1,108,967                  --        1,166,106

  Adjustment to unrealized losses
    on investments in
    in insured mortgages                                --                 --            (824,844)        (824,844)

  Distributions paid or
   accrued of $2.56 per
   Unit, including $2.44
   return of capital                            (1,263,144)       (24,515,302)                 --      (25,778,446)
                                              ------------      -------------      --------------    -------------

Balance, March 31, 1999                       $ (5,934,471)     $  76,678,660      $  (1,303,505)    $  69,440,684
                                              ============      =============      =============     =============

Limited Partnership Units outstanding -
  basic, as of March 31, 1999                                    9,576,290
                                                           ===============

                                     The   accompanying  notes  are an  integral
                                           part of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                          For the three months ended
                                                                                    March 31,
                                                                             1999             1998
                                                                        -------------    -------------
  Cash flows from operating activities:

    Net earnings                                                        $   1,166,106    $   1,507,346

    Adjustments to reconcile net earnings to net cash  provided by operating activities:
      Gain on mortgage disposition                                           (329,552)              --
      Loss on mortgage disposition                                            101,219               --
      Changes in assets and liabilities:
        Increase in note payable and due to affiliate                          12,876           11,935
        Increase in accounts payable and accrued expenses                     181,851          (24,952)
        Decrease in receivables and other assets                              348,720           97,400
                                                                        -------------    -------------
        Net cash provided by operating activities                           1,481,220        1,591,729
                                                                        -------------    -------------
  Cash flows from investing activities:
     Proceeds from disposition of mortgages                                24,845,325               --
     Receipt of principal from scheduled payments                             110,673          188,203
                                                                        -------------    -------------
        Net cash provided by investing activities                          24,955,998          188,203
                                                                        -------------    -------------

  Cash flows from financing activities:
    Distributions paid to partners                                         (1,409,759)     (24,267,990)
                                                                        -------------    -------------
        Net cash used in financing activities                              (1,409,759)     (24,267,990)
                                                                        -------------    -------------
  Net increase (decrease) in cash and cash equivalents                     25,027,459      (22,488,058)

  Cash and cash equivalents, beginning of period                            1,064,294       24,011,634
                                                                        -------------    -------------
  Cash and cash equivalents, end of period                              $  26,091,753    $   1,523,576
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

         On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner without approval from the bankruptcy court. This restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership; however, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)
2.       BASIS OF PRESENTATION

         In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 1999 and December 31, 1998 and the results of its operations for the three months ended March 31, 1999 and 1998 and its cash flows for the three months ended March 31, 1999 and 1998.

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1998.

         Comprehensive Income
         --------------------
                  Comprehensive income is the change in Partners' equity during a period from transactions from nonowner sources. This includes net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale." Unrealized gains and losses are reported in the equity section of the Balance Sheet as "Accumulated Other Comprehensive Income."

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.       INVESTMENT IN INSURED MORTGAGES

         The following is a discussion of the Partnership's investment in FHA-Insured Loans, FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of March 31, 1999 and December 31, 1998:

                  Fully Insured Originated Insured Mortgages and
                  Acquired Insured Mortgages
                  ----------------------------------------------
                  Listed below is the Partnership's aggregate investment in fully Insured Mortgages as of March 31, 1999 and December 31, 1998:

                                                                 March 31,              December 31,
                                                                   1999                     1998
                                                              -------------            -------------
Fully Insured Originated Insured:
  Number of Mortgages(1)                                                  2                        4
  Amortized Cost                                              $   9,250,836             $ 33,853,462
  Face Value                                                      8,928,998               32,697,883
  Fair Value                                                      9,024,191               33,031,725

Fully Insured Acquired Insured:
  Number of
    GNMA Mortgage-Backed
      Securities                                                          9                        9
    FHA-Insured Certificates                                              2                        2
    FHA-Insured Loan                                                      1                        1
  Amortized Cost                                               $ 34,080,748             $ 34,171,962
  Face Value                                                     34,008,713               34,099,137
  Fair Value                                                     34,042,083               34,318,485

(1) In February 1999,  the mortgages on Iroquois Club  Apartments and Greenbriar
Place were prepaid. The Partnership received net proceeds of approximately $19.1 million and $5.7 million and recognized a gain of approximately $330,000 and a loss of approximately $101,000 for the mortgages on Iroquois Club Apartments and Greenbriar Place, respectively, for the three months ended March 31, 1999. A distribution of $2.46 per Unit related to these prepayments was declared in March 1999 and was paid to Unitholders in May 1999.


                  As of May 3, 1999, all of the Partnership's fully Insured Mortgage investments are current with respect to the payment of principal and interest.

                  In addition to base interest payments from Fully Insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three months ended March 31, 1999 and 1998, the Partnership received additional interest of $0 and $74,112,

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.       INVESTMENT IN INSURED MORTGAGES - Continued

         respectively, from the fully insured Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.

                  Originated Coinsured FHA-Insured Certificates
                  ---------------------------------------------
                  As of March 31, 1999 and December 31, 1998, the Partnership had invested in three FHA-Insured Certificates secured by coinsured mortgages. Two of the three FHA-Insured Certificates secured by coinsured mortgages are coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company (Patrician), under the HUD coinsurance program.

         1.       Coinsured by third party
                  ------------------------
                  As of March 31, 1999, the two originated coinsured mortgages which are coinsured by Patrician, The Villas and St. Charles Place - Phase II, were delinquent with respect to the payment of principal and interest. The following is a discussion of actual and potential performance problems with respect to the mortgage investments.

                  Listed below are the originated Insured Mortgages co-insured by Patrician:

                                      March 31, 1999                                      December 31, 1998
                     ------------------------------------------------        --------------------------------------------
                        Amortized          Face             Fair               Amortized         Face           Fair
                          Cost             Value            Value                Cost            Value          Value
                     ------------      ------------      ------------        ------------     ------------  -------------
The Villas(1)        $ 15,412,759      $ 15,646,469      $ 14,488,548        $ 15,412,759     $ 15,646,469   $ 14,905,685
St. Charles Place -
  Phase II(2)           3,035,688         3,035,688         2,818,084           3,035,688        3,035,688      2,898,074
                     ------------      ------------      ------------        ------------      -----------   ------------
                     $ 18,448,447      $ 18,682,157      $ 17,306,632        $ 18,448,447    $  18,682,157   $ 17,803,759
                     ============      ============      ============        ============       ==========   ============

                  (1) As of May 3, 1999, the mortgagor has made payments of principal and interest due on the original mortgage on the Villas through November 1995, and has made payments of principal and interest due under a modification agreement with the Villas through August 1993.
         As the result of  bankruptcy  proceedings  that have been ongoing since
         1992,  the property was acquired and vested with  Patrician in November
         1998. Patrician is in the process of improving the property and intends to file its initial claim with HUD by October 1999. A coinsurance claim will be filed with HUD for remaining amounts not collected as a result of the disposition. Due to deferred maintenance and tax deficiencies, the Partnership does not expect cash flow to be realized from this property until the property is sold and claims are filed with HUD for Multifamily Coinsurance benefits.

                  (2) This amount represents the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series
         88 (AIM 88), an affiliate of the Partnership. As of May 3, 1999, the mortgagor has made payments of principal and interest due on the mortgage through November 1995. As the result of bankruptcy proceedings that have been ongoing since 1992, the property was acquired and vested with Patrician in November 1998. Patrician is in the process of improving the property and intends to file its initial claim with HUD by October 1999. A coinsurance claim will be filed with HUD for remaining amounts not collected as a result of the disposition. Due to deferred maintenance and tax deficiencies, the Partnership does not expect cash flow to be realized from this property until the property is sold and claims are filed with HUD for Multifamily Coinsurance benefits.

         2.       Coinsured by affiliate
                  ----------------------
                  As of March 31, 1999 and December 31, 1998, the Partnership held an investment in one FHA-Insured Certificate secured by a coinsured mortgage, where the coinsurance lender is Integrated Funding, Inc. (IFI), an affiliate of the Partnership.

                                     March 31, 1999                         December 31, 1998
                       ----------------------------------------------------------------------------------------     Cumulative
                          Amortized        Face            Fair         Amortized        Face          Fair         Loan Losses
                            Cost           Value           Value          Cost           Value         Value        Recognized
                       ------------     -----------    ------------    -----------    -----------   -----------    -----------
Spring Lake Village    $  4,656,113     $ 4,898,740     $ 4,546,697    $ 4,656,113    $ 4,898,740    $4,675,962    $   502,626


         (1) In March 1998, IFI completed foreclosure proceedings and obtained title to this property. A Purchase and Sale agreement was executed in April 1999 with a projected settlement date by the end of the third quarter 1999. A claim was filed with HUD on April 1, 1999. Subsequent to sale and settlement, a second claim will be filed with HUD. The Partnership expects that the claims will result in the recovery of a significant portion of amounts due.

         In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages have contained such Participations. During the three months ended March 31, 1999 and 1998, the Partnership had not received additional interest from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.

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

         IFI had entered into an expense reimbursement agreement with the Partnership and AIM 88 (collectively the AIM Funds) whereby IFI reimburses the AIM Funds for general and administrative expenses incurred on behalf of IFI. The expense reimbursement is allocated to the AIM Funds based on an amount proportionate to each entity's IFI coinsured mortgages. The expense reimbursement, interest from the two notes and the Partnership's equity interest in IFI's net income or loss, substantially equals the mortgage principal and interest on the GNMA mortgage-backed security transferred to IFI.


5.       DISTRIBUTIONS TO UNITHOLDERS

         The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 1999 and 1998 are as follows:

                                             1999                 1998
                                            ------               ------

Quarter ended March 31,                     $ 2.56(1)            $ 0.15
                                            ======               ======

(1) This amount includes approximately $2.46 per Unit return of capital and gain from the prepayment of the following mortgages: Iroquois Club Apartments of $1.89 per Unit and Greenbriar Place of $0.57 per Unit.

         The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.       TRANSACTIONS WITH RELATED PARTIES

         The General Partner and certain affiliated entities, during the three months ended March 31, 1999 and 1998, earned or received compensation or payments for services from the Partnership as follows:


                                   COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                   -----------------------------------------------

                                                                         For the three months
                          Capacity in Which                               ended  March 31,
Name of Recipient            Served/Item                                  1999          1998
-----------------       ----------------------                        -----------   ----------
CRIIMI, Inc.          General Partner/Distribution                     $1,263,144    $  74,012

AIM Acquisition       Advisor/Asset Management Fee                        160,961      206,766
  Partners, L.P.(1)

CRIIMI MAE            Affiliate of General Partner/                         7,258       14,060
Management, Inc.        Expense Reimbursement


         (1) The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.75% of Total Invested Assets (as defined in the Partnership Agreement). CRIIMI MAE Services Limited Partnership (CMSLP), the sub-advisor to the Partnership is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $60,085 and $77,184, for the three months ended March 31, 1999 and 1998, respectively. The limited partner of CMSLP is a wholly-owned subsidiary of CRIIMI MAE Inc., which filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------
         The Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in the Partnership's other reports filed with the Securities and Exchange Commission that could cause actual results to differ materially. See Item 1, "Forward-Looking Statements" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, for a more detailed discussion of such risks and uncertainties.

         On October 5, 1998, CRIIMI MAE Inc., the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE Inc. and provider of personnel and administrative services to the Partnership, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Such bankruptcy filings could result in certain adverse effects to the Partnership including without limitation, the potential loss of CRIIMI MAE Inc. as a potential source of capital, as discussed under Liquidity and Capital Resources, and the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

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

         The General Partner is currently in the process of assessing and testing Year 2000 compliance of its IT systems, which include software systems to administer and manage mortgage assets and for internal accounting purposes. A majority of the IT systems used by the Partnership is licensed from third parties. These third parties have either provided upgrades to existing systems or have indicated that their systems are Year 2000 compliant. The General Partner has applied upgrades and has completed a substantial amount of compliance testing as of May 10, 1999. There can be no assurance, however, that the Partnership's IT systems will be Year 2000 compliant by December 31, 1999.

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

         The potential impact of the Year 2000 issue depends not only on the corrective measures the General Partner has undertaken and will undertake, but also on the ways in which the Year 2000 issue is addressed by third parties with whom the Partnership directly interfaces or whose financial condition or operations are important to the Partnership. The Partnership has initiated communications with third parties with which it directly interfaces to evaluate the risk of their failure to be Year 2000 compliant and the extent to which the Partnership may be vulnerable to such failure. There can be no assurance that the systems of these third parties will be Year 2000 compliant by December 31, 1999. The failure of these third parties to be Year 2000 compliant could have a material adverse effect on the operations of the Partnership.

         The Partnership believes that its greatest risk with respect to the Year 2000 issue relates to failures by third parties to be Year 2000 compliant. In addition to risks posed by third parties with which the Partnership interfaces directly, risks are created by third parties providing services to large segments of society. The failure of third parties (i.e. tenants in mortgage collateral, borrowers, building service providers to mortgage collateral, banks and other financial institutions, etc.) to be Year 2000 compliant could, among other things, cause disruptions in the capital and real estate markets and borrower defaults on real estate loans and mortgage-backed securities as well as the pools of mortgage loans underlying such securities.

         The Partnership believes that its greatest internal exposure to the Year 2000 issue involves the loan servicing operations of an affiliate of the Partnership that rely on computers to process and manage loans. An affiliate of the Partnership, CMSLP, currently services approximately 21% of the total loans in the AIM Funds. CMSLP has applied a vendor upgrade and has completed compliance testing on the upgrade.

         Currently the General Partner estimates the cost of system upgrades related to Year 2000 issues to be immaterial.

         Although the General Partner has substantially completed its organizational compliance testing and remediation, it is also in the process of developing contingency plans for the risks of the failure of the Partnership or third parties to be Year 2000 compliant. The General Partner intends to complete contingency plans for the Year 2000 issue by mid 1999. Due to the inability to predict all of the potential problems that may arise from the Year 2000 issue, there can be no assurance that all contingencies will be adequately addressed by such plans.

General
-------
         As of March 31, 1999, the Partnership had invested in 17 insured mortgages, with an aggregate amortized cost of approximately $66.4 million, an aggregate face value of approximately $66.5 million and an aggregate fair value of approximately $64.9 million, as discussed below.

         As of May 3, 1999, all of the fully insured FHA-Insured Certificates, GNMA Mortgage Backed Securities and FHA-Insured Loans were current with respect to payment of principal and interest. As of May 3, 1999, the three coinsured FHA-Insured Certificates were delinquent with respect to payment of principal and interest. As discussed in Note 3 to the financial statements, management does not anticipate that these delinquencies will have an adverse material impact on the Partnership's financial statement.

Results of Operations
---------------------
         Net earnings decreased for the three months ended March 31, 1999, as compared to the corresponding period in 1998, primarily due to a decrease in mortgage investment income, as discussed below. The decrease for the three months ended March 31, 1999, was partially offset by an increase in the net gains on mortgage dispositions, as discussed below.

         Mortgage investment income decreased for the three months ended March 31, 1999, as compared to the corresponding period in 1998, primarily due to the prepayment of four mortgages since March 1998.

         Interest and other income decreased for the three months ended March 31, 1999, as compared to the corresponding period in 1998, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

         Asset management fees to related parties decreased for the three months ended March 31, 1999, as compared to the corresponding period in 1998, due to the decrease in the mortgage base.

         Net gains on mortgage dispositions increased for the three months ended March 31, 1999, as compared to the corresponding period in 1998. In February 1999, the mortgages on Iroquois Club Apartments and Greenbriar Place were prepaid. The Partnership received net proceeds of approximately $19.1 million and $5.7 million and recognized a gain of approximately $330,000 and a loss of approximately $101,000 for the mortgages on Iroquois Club Apartments and Greenbriar Place, respectively, for the three months ended March 31, 1999. A distribution of $2.46 per Unit related to these prepayments was declared in March 1999 and was paid to Unitholders in May 1999. There were no gains or losses recognized for the three months ended March 31, 1998.

Liquidity and Capital Resources
-------------------------------
         The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first three months of 1999 to meet operating requirements.

         The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

         Net cash provided by operating activities decreased for the three months ended March 31, 1999, as compared to the corresponding period in 1998, primarily due to the decrease in mortgage investment income, as discussed previously. In addition, receivables and other assets decreased due to the receipt of mortgage payments that had been delinquent as of December 31, 1998.

         Net cash provided by investing activities increased for the three months ended March 31, 1999, as compared to the corresponding period in 1998, primarily due to proceeds received from the disposition of mortgages, as previously discussed. This increase was partially offset by a decrease in the receipt of principal from scheduled payments, due to the reduction in mortgage base.

         Net cash used in financing activities decreased for the three months ended March 31, 1999, as compared to the corresponding period in 1998 due to a reduction in the amount of distributions paid to partners in the first three months of 1999 versus the same period in 1998.

         On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner without approval from the bankruptcy court. This restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership; however, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

ITEM 2A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership's principal market risk is exposure to changes in interest rates in the US Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of the Partnership's assets.

         Management has determined that there has not been a material change as of March 31, 1999, in market risk from December 31, 1998 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 1998.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1999.

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


/s/ May 14, 1999                                     /s/ Cynthia O. Azzara
-------------------                                  -------------------------
DATE                                                 Cynthia O. Azzara
                                                     Principal Financial and
                                                       Accounting Officer