Form 10-Q
period 1999-06-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1999-08-12
CIK 784014

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended        June 30, 1999
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

         As of June 30, 1999, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1999

                                                                     Page
                                                                     ----
PART I.           Financial Information

Item 1.           Financial Statements

                  Balance Sheets - June 30, 1999 (unaudited)
                    and December 31, 1998...........................   3

                  Statements of Income and Comprehensive Income -
                    for the three and six months ended June 30,
                    1999 and 1998 (unaudited).......................   4

                  Statement of Changes in Partners' Equity -
                    for the six months ended June 30, 1999
                    (unaudited).....................................   5

                  Statements of Cash Flows - for the six
                    months ended June 30, 1999
                    and 1998 (unaudited)............................   6

                  Notes to Financial Statements
                    (unaudited).....................................   7

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations......................................  14

Item 2A.          Qualitative and Quantitative Disclosures about
                    Market Risk.....................................  17

PART II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K..................  18

Signature         ..................................................  19

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                                       June 30,              December 31,
                                                                         1999                    1998
                                                                   -----------------         -------------
                                                                     (Unaudited)
                                                      ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Originated insured mortgages                                    $   21,401,256           $   22,479,721
    Acquired insured mortgages                                          32,365,205               33,305,292
                                                                   -----------------        -----------------
                                                                        53,766,461               55,785,013
                                                                   -----------------        -----------------
Investment in FHA-Insured Loans, at
  amortized cost, net of unamortized
  premium and discount:
    Originated insured mortgages                                         9,230,990               33,853,462
    Acquired insured mortgage                                              971,162                  975,086
                                                                   -----------------        -----------------
                                                                        10,202,152               34,828,548

Cash and cash equivalents                                                1,118,262                1,064,294

Investment in affiliate                                                    642,504                  650,803

Receivables and other assets                                             4,165,480                4,797,104
                                                                   -----------------        -----------------
     Total assets                                                   $   69,894,859           $   97,125,762
                                                                   ================         =================

                                          LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                              $     1,006,971           $     1,409,759

Note payable and due to affiliate                                          658,486                   658,494

Accounts payable and accrued expenses                                      167,074                   179,641
                                                                   -----------------        -----------------
     Total liabilities                                                   1,832,531                 2,247,894
                                                                   -----------------        -----------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    9,576,290 Units issued and outstanding                              76,367,556               100,084,995
  General partner's deficit                                             (5,950,500)               (4,728,466)
  Accumulated other comprehensive income                                (2,354,728)                 (478,661)
                                                                   -----------------        -----------------
     Total partners' equity                                             68,062,328                94,877,868
                                                                   -----------------        -----------------
     Total liabilities and
       partners' equity                                             $   69,894,859            $   97,125,762
                                                                   ================         =================

                                 The accompanying notes are an integral part
                                          of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                      For the three months ended             For the six months ended
                                                                June 30,                               June 30,
                                                      --------------------------            --------------------------
                                                          1999          1998                    1999          1998
                                                      ------------   ------------           ------------   -----------
Income:
  Mortgage investment income                          $   824,754    $ 1,337,817             $ 1,963,417   $ 3,019,784
  Interest and other income                                54,991         86,207                 114,643       223,673
                                                      -------------  ------------           -------------  -----------
                                                          879,745      1,424,024               2,078,060     3,243,457
                                                      -------------  ------------           -------------  -----------
Expenses:
  Asset management fee to
    related parties                                       129,771        186,626                 290,732       393,392
  General and administrative                               58,199         87,942                 145,847       181,328
  Interest expense to affiliate                            11,937         11,935                  23,870        23,870
                                                      -------------  ------------           -------------  -----------
                                                          199,907        286,503                 460,449       598,590
                                                      -------------  ------------           -------------  -----------

Earnings before net gain on
  mortgage dispositions                                   679,838      1,137,521               1,617,611     2,644,867

Gain on mortgage dispositions                                  --        437,120                 329,552       437,120
Loss on mortgage dispositions                                  --             --                (101,219)           --
                                                      ------------   ------------           -------------  -----------
  Net earnings                                        $   679,838    $ 1,574,641             $ 1,845,944   $ 3,081,987
                                                      ============   ============           =============  ===========

  Other comprehensive income                           (1,051,223)      (290,587)             (1,876,067)      (84,289)
                                                      ------------   ------------           -------------  ------------
  Comprehensive income                                $  (371,385)   $ 1,284,054             $   (30,123)  $ 2,997,698
                                                      ------------   ------------           -------------  ------------

Net earnings allocated to:
  Limited partners - 95.1%                            $   646,526      1,497,484             $ 1,755,493   $ 2,930,970
  General partner - 4.9%                                   33,312         77,157                  90,451       151,017
                                                      ------------   ------------           -------------  ------------
                                                      $   679,838    $ 1,574,641             $ 1,845,944   $ 3,081,987
                                                      ============   ============           =============  ============
Net earnings per Limited
  Partnership Unit-basic                              $      0.07    $      0.16             $      0.18   $      0.31
                                                      ============   ============           =============  ============




                                              The accompanying notes are an integral part
                                                    of these financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                   STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the six months ended June 30, 1999

                                    (Unaudited)


                                                                                   Accumulated
                                                                                      Other
                                                General           Limited          Comprehensive
                                                Partner           Partners            Income             Total
                                              ------------      -------------      --------------    -------------

Balance, December 31, 1998                    $ (4,728,466)      $100,084,995       $   (478,661)    $ 94,877,868

  Net earnings                                      90,451          1,755,493                 --        1,845,944

  Adjustment to unrealized
losses
    on investments in
    insured mortgages                                   --                 --         (1,876,067)      (1,876,067)

  Distributions paid or
    accrued of $2.66 per
    Unit, including $2.48                       (1,312,485)       (25,472,932)                --      (26,785,417)
    return of capital
                                              --------------     ---------------    --------------   --------------
                                              $ (5,950,500)      $ 76,367,556       $ (2,354,728)    $ 68,062,328
Balance, June 30, 1999                        ==============     ===============    ==============   ==============

Limited Partnership Units
  outstanding - basic, as of
  June 30, 1999                                                     9,576,290
                                                                 ===============







                             The accompanying notes are an integral part
                                     of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                          For the six months ended
                                                                                    June 30,
                                                                             1999             1998
                                                                        -------------    -------------
Cash flows from operating activities:

Net earnings                                                            $  1,845,944     $   3,081,987

Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Gain on mortgage dispositions                                             (329,552)         (437,120)
  Loss on mortgage disposition                                               101,219                --
  Changes in assets and liabilities:
    (Decrease) increase in note payable and due to affiliate                      (8)           23,870
    Decrease in accounts payable and accrued expenses                        (12,567)           (3,186)
    Decrease in receivables and other assets                                 560,037           135,728
    Decrease in investment in affiliate                                        8,299                --
                                                                        -------------    --------------
    Net cash provided by operating activities                              2,173,372         2,801,279
                                                                        -------------    --------------
Cash flows from investing activities:
  Proceeds from disposition of mortgages                                  24,845,325        16,163,377
  Receipt of principal from scheduled payments                               223,476           340,000
                                                                        -------------    --------------
    Net cash provided by investing activities                             25,068,801        16,503,377
                                                                        -------------    --------------

Cash flows from financing activities:
  Distributions paid to partners                                         (27,188,205)      (25,778,446)
                                                                       --------------    --------------
    Net cash used in financing activities                                (27,188,205)      (25,778,446)
                                                                       --------------    --------------
Net increase (decrease) in cash and cash equivalents                          53,968        (6,473,790)

Cash and cash equivalents, beginning of period                             1,064,294        24,011,634
                                                                       --------------    --------------
Cash and cash equivalents, end of period                               $   1,118,262     $  17,537,844
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

          CRIIMI MAE and CRIIMI MAE Management, Inc. are working diligently toward the preparation of a plan of reorganization. The Bankruptcy Court has granted the motion to extend CRIIMI MAE's and CRIIMI MAE Management, Inc.'s exclusive right to file a plan of reorganization through September 10, 1999 and to solicit acceptances thereof through November 10, 1999. CRIIMI MAE and CRIIMI MAE Management, Inc. expect to file a plan of reorganization during 1999, which would contemplate CRIIMI MAE's and CRIIMI MAE Management, Inc.'s emergence from bankruptcy later in 1999. There can be no assurance at this time, however, that a plan of reorganization will be proposed by CRIIMI MAE and CRIIMI MAE Management, Inc. during such time or that such plan will be confirmed and consummated.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.       BASIS OF PRESENTATION

         In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 1999 and December 31, 1998 and the results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998.

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

3.       INVESTMENT IN INSURED MORTGAGES

         The following is a discussion of the Partnership's investment in FHA-Insured Loans, FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of June 30, 1999 and December 31, 1998:

                  Fully Insured Originated Insured Mortgages and
                  Acquired Insured Mortgages
                  ----------------------------------------------
                  Listed below is the Partnership's aggregate investment in fully Insured Mortgages as of June 30, 1999 and December 31, 1998:

                                                                 June 30,               December 31,
                                                                   1999                     1998
                                                              -------------            -------------
Fully Insured Originated Insured:
  Number of Mortgages(1)                                                  2                        4
  Amortized Cost                                              $   9,230,990             $ 33,853,462
  Face Value                                                      8,911,223               32,697,883
  Fair Value                                                      8,850,310               33,031,725

Fully Insured Acquired Insured:
  Number of
    GNMA Mortgage-Backed
      Securities                                                          9                        9
    FHA-Insured Certificates                                              2                        2
    FHA-Insured Loan                                                      1                        1
  Amortized Cost                                              $  33,987,791             $ 34,171,962
  Face Value                                                     33,916,550               34,099,137
  Fair Value                                                     33,332,888               34,318,485

(1)    In February 1999, the mortgages on Iroquois Club Apartments and
Greenbriar Place were prepaid. The Partnership received net proceeds of approximately $19.1 million and $5.7 million and recognized a gain of approximately $330,000 and a loss of approximately $101,000 for the mortgages on Iroquois Club Apartments and Greenbriar Place, respectively, for the six months ended June 30, 1999. An aggregate distribution of $2.46 per Unit related to these prepayments was declared in March 1999 and was paid to Unitholders in May 1999.


                  As of August 2, 1999, all of the Partnership's fully Insured Mortgage investments are current with respect to the payment of principal and interest.

                  In addition to base interest payments from Fully Insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and six months ended June 30, 1999, the Partnership received additional interest of $12,503 and $12,503, respectively, from the fully insured Participations. During the three and six months ended June 30, 1998, the Partnership received additional interest of $0 and $74,112, respectively, from the fully insured participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.

                  Originated Coinsured FHA-Insured Certificates
                  ---------------------------------------------
                  As of June 30, 1999 and December 31, 1998, the Partnership had invested in three FHA-Insured Certificates secured by coinsured mortgages. Two of the three FHA-Insured Certificates secured by coinsured mortgages are coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company (Patrician), under the HUD coinsurance program.

         1.       Coinsured by third party
                  ------------------------
                  As of June 30, 1999, the two originated coinsured mortgages which are coinsured by Patrician, The Villas and St. Charles Place - Phase II, were delinquent with respect to the payment of principal and interest. The following is a discussion of actual and potential performance problems with respect to the mortgage investments.

                  Listed below are the originated Insured Mortgages co-insured by Patrician:





                                      June 30, 1999                                      December 31, 1998
                     ------------------------------------------------        --------------------------------------------
                        Amortized          Face             Fair               Amortized         Face           Fair
                          Cost             Value            Value                Cost            Value          Value
                     ------------      ------------      ------------        ------------     ------------  -------------
The Villas(1)        $ 15,412,759      $ 15,646,469      $ 14,186,368        $ 15,412,759     $ 15,646,469  $ 14,905,685
St. Charles Place -
  Phase II(2)           3,035,688         3,035,688         2,760,808           3,035,688        3,035,688     2,898,074
                     ------------      ------------      ------------        ------------      -----------   ------------
                     $ 18,448,447      $ 18,682,157      $ 16,947,176        $ 18,448,447     $ 18,682,157  $ 17,803,759
                       ===========      ===========       ===========         ===========      ===========    ===========


                  (1) As of August 2, 1999, the mortgagor has made payments of principal and interest due on the original mortgage on the Villas through November 1995, and has made payments of principal and interest due under a modification agreement with the Villas through August 1993.
         As the result of bankruptcy proceedings that have been ongoing since
         1992, the property was acquired and vested with Patrician in November
         1998. Patrician is in the process of improving the property and intends to file its initial claim with HUD by October 1999. A coinsurance claim will be filed with HUD for remaining amounts not collected as a result of the disposition. Due to deferred maintenance and tax deficiencies, the Partnership does not expect cash flow to be realized from this property until the property is sold and claims are filed with HUD for Multifamily Coinsurance benefits.

                  (2) This amount represents the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series
         88 (AIM 88), an affiliate of the Partnership. As of August 2, 1999, the mortgagor has made payments of principal and interest due on the mortgage through November 1995. As the result of bankruptcy proceedings that have been ongoing since 1992, the property was acquired and vested with Patrician in November 1998. Patrician is in the process of improving the property and intends to file its initial claim with HUD by October 1999. A coinsurance claim will be filed with HUD for remaining amounts not collected as a result of the disposition.
         Due to deferred maintenance and tax deficiencies, the Partnership does not expect cash flow to be realized from this property until the property is sold and claims are filed with HUD for Multifamily
         Coinsurance benefits.

         2.       Coinsured by affiliate
                  ----------------------
                  As of June 30, 1999 and December 31, 1998, the Partnership held an investment in one FHA-Insured Certificate secured by a coinsured mortgage, where the coinsurance lender is Integrated Funding, Inc. (IFI), an affiliate of the Partnership.

                                     June 30, 1999                              December 31, 1998
                       ----------------------------------------------------------------------------------------     Cumulative
                          Amortized        Face            Fair         Amortized        Face          Fair         Loan Losses
                            Cost           Value           Value          Cost           Value         Value        Recognized
                       ------------     -----------    ------------    -----------    -----------   -----------    -----------
Spring Lake Village      $4,656,113      $4,898,740      $4,454,080     $4,656,113     $4,898,740    $4,675,962     $  502,626


         (1) In March 1998, IFI completed foreclosure proceedings and obtained title to this property. A claim was filed with HUD on April 1, 1999.
Subsequent to sale and settlement, a second claim will be filed with HUD. The Partnership expects that the loan loss reserve recognized in 1997 will cover any amounts uncollectible.

         In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages have contained such Participations. During the three and six months ended June 30, 1999 and 1998, the Partnership had not received additional interest from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

5.       DISTRIBUTIONS TO UNITHOLDERS

         The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 1999 and 1998 are as follows:

                                             1999                 1998
                                          ----------           ----------

Quarter ended March 31,                   $    2.56(1)         $    0.15
Quarter ended June 30,                         0.10(2)              1.75(3)
                                          ----------           ----------
                                          $    2.66            $    1.90
                                          ==========           ==========

(1) This amount includes approximately $2.46 per Unit return of capital and gain from the prepayment of the following mortgages: Iroquois Club Apartments of $1.89 per Unit and Greenbriar Place of $0.57 per Unit.
(2) This amount includes approximately $0.01 per Unit representing previously undistributed accrued interest receivable from Spring Lake Village.
(3) This amount includes approximately $1.60 from the prepayment of the following mortgages: Arbor Station of $0.93 per Unit and Oak Grove Apartments of $0.67 per Unit.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.       TRANSACTIONS WITH RELATED PARTIES

         The General Partner and certain affiliated entities, during the three and six months ended June 30, 1999 and 1998, earned or received compensation or payments for services from the Partnership as follows:


                                   COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                   -----------------------------------------------

                                                             For the three months            For the six months
                          Capacity in Which                     ended  June 30,                 ended June 30,
Name of Recipient            Served/Item                       1999          1998             1999          1998
-----------------       ----------------------               -----------   ----------      ----------     --------
CRIIMI, Inc.          General Partner/Distribution           $   49,341    $  863,477      $1,312,485     $ 937,489

AIM Acquisition       Advisor/Asset Management Fee              129,771       186,626         290,732       393,392
  Partners, L.P.(1)

CRIIMI MAE            Affiliate of General Partner/              14,408        15,978          21,666        30,038
Management, Inc.        Expense Reimbursement


         (1) The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.75% of Total Invested Assets (as defined in the Partnership Agreement). CRIIMI MAE Services Limited Partnership (CMSLP), the sub-advisor to the Partnership is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $48,441 and $108,526, for the three and six months ended June 30, 1999, respectively and earned a fee equal to $69,666 and $146,850, for the three and six months ended June 30, 1998, respectively. The limited partner of CMSLP is a wholly-owned subsidiary of CRIIMI MAE Inc., which filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

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

         CRIIMI MAE and CRIIMI MAE Management, Inc. are working diligently toward the preparation of a plan of reorganization. The Bankruptcy Court has granted the motion to extend CRIIMI MAE's and CRIIMI MAE Management, Inc.'s exclusive right to file a plan of reorganization through September 10, 1999 and to solicit acceptances thereof through November 10, 1999. CRIIMI MAE and CRIIMI MAE Management, Inc. expect to file a plan of reorganization during 1999, which would contemplate CRIIMI MAE's and CRIIMI MAE Management, Inc.'s emergence from bankruptcy later in 1999. There can be no assurance at this time, however, that a plan of reorganization will be proposed by CRIIMI MAE and CRIIMI MAE Management, Inc. during such time or that such plan will be confirmed and consummated.

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

         The General Partner has substantially completed the Year 2000 testing and remediation of its IT systems, which include software systems to administer and manage mortgage assets and for internal accounting purposes. A majority of the IT systems used by the Partnership is licensed from third parties. These third parties have either provided upgrades to existing systems or have indicated that their systems are Year 2000 compliant. The General Partner has applied upgrades and has substantially completed compliance testing and remediation as of August 11, 1999. There can be no assurance, however, that all of the Partnership's IT systems will be Year 2000 compliant by December 31, 1999.

         The Year 2000 issue may also affect the Partnership's date-sensitive embedded technology, which controls systems such as the telecommunications systems, security systems, etc. The General Partner does not believe that it has significant exposure or that the cost to modify or replace such technology to make it Year 2000 compliant will be material. The failure of any such systems to be Year 2000 compliant could be material to the Partnership.

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

         The Partnership believes that its greatest internal exposure to the Year 2000 issue involves the loan servicing operations of an affiliate of the Partnership that rely on computers to process and manage loans. An affiliate of the Partnership, CMSLP, currently services approximately 26% of the total loans in the AIM Funds. CMSLP has applied a vendor upgrade and has completed compliance testing on the upgrade. The General Partner believes that the results of such testing indicate that this risk has been substantially mitigated.

         Currently the General Partner estimates the cost of system upgrades related to Year 2000 issues to be immaterial.

         The General Partner has substantially completed its organizational compliance testing and remediation, and it has also drafted contingency plans for the risks of the failure of the Partnership or third parties to be Year 2000 compliant. The General Partner intends to complete contingency plans for the Year 2000 issue in late 1999. Due to the inability to predict all of the potential problems that may arise from the Year 2000 issue, there can be no assurance that all contingencies will be adequately addressed by such plans.

General
-------
         As of June 30, 1999, the Partnership had invested in 17 insured mortgages, with an aggregate amortized cost of approximately $66.3 million, an aggregate face value of approximately $66.4 million and an aggregate fair value of approximately $63.6 million, as discussed below.

         As of August 2, 1999, all of the fully insured FHA-Insured Certificates, GNMA Mortgage Backed Securities and FHA-Insured Loans were current with respect to payment of principal and interest. As of August 2, 1999, the three coinsured FHA-Insured Certificates were delinquent with respect to payment of principal and interest.

Results of Operations
---------------------
         Net earnings decreased for the three and six months ended June 30, 1999, as compared to the corresponding periods in 1998, primarily due to a decrease in mortgage investment income, as discussed below and a decrease in net gains on mortgage dispositions, as discussed below.

         Mortgage investment income decreased for the three and six months ended June 30, 1999, as compared to the corresponding periods in 1998, primarily due to the prepayment of four mortgages since March 1998.

         Interest and other income decreased for the three and six months ended June 30, 1999, as compared to the corresponding periods in 1998, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

         Asset management fees to related parties decreased for the three and six months ended June 30, 1999, as compared to the corresponding periods in 1998, due to the decrease in the mortgage base.

         General and administrative expense decreased for the three and six months ended June 30, 1999, as compared to the corresponding periods in 1998, due to the decrease in the mortgage base and a decrease in coinsurance expense related to the disposition of Spring Lake Village.

         Net gains on mortgage dispositions decreased for the three six months ended June 30, 1999, as compared to the corresponding periods in 1998. In February 1999, the mortgages on Iroquois Club Apartments and Greenbriar Place were prepaid. The Partnership recognized a gain of approximately $330,000 and a loss of approximately $101,000 for the mortgages on Iroquois Club Apartments and Greenbriar Place, respectively, for the six months ended June 30, 1999. During the three and six months ended June 30, 1998, the Partnership recognized gains from the prepayment of the mortgages on Arbor Station and Oak Grove Apartments of approximately $414,000 and $23,000, respectively.

Liquidity and Capital Resources
-------------------------------
         The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first six months of 1999 to meet operating requirements.

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

         Net cash provided by operating activities decreased for the six months ended June 30, 1999, as compared to the corresponding period in 1998, primarily due to the decrease in mortgage investment income, as discussed previously.
This decrease was partially offset by a decrease in receivables and other assets due to the receipt of mortgage payments that had been delinquent as of December 31, 1998.

         Net cash provided by investing activities increased for the six months ended June 30, 1999, as compared to the corresponding period in 1998, primarily due to proceeds received from the disposition of mortgages, as previously discussed. This increase was partially offset by a decrease in the receipt of principal from scheduled payments, due to the reduction in mortgage base.

         Net cash used in financing activities increased for the six months ended June 30, 1999, as compared to the corresponding period in 1998 due to an increase in the amount of distributions paid to partners in the first six months of 1999 versus the same period in 1998.

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

        CRIIMI MAE and CRIIMI MAE Management, Inc. are working diligently toward the preparation of a plan of reorganization. The Bankruptcy Court has granted the motion to extend CRIIMI MAE's and CRIIMI MAE Management, Inc.'s exclusive right to file a plan of reorganization through September 10, 1999 and to solicit acceptances thereof through November 10, 1999. CRIIMI MAE and CRIIMI MAE Management, Inc. expect to file a plan of reorganization during 1999, which would contemplate CRIIMI MAE's and CRIIMI MAE Management, Inc.'s emergence from bankruptcy later in 1999. There can be no assurance at this time, however, that a plan of reorganization will be proposed by CRIIMI MAE and CRIIMI MAE Management, Inc. during such time or that such plan will be confirmed and consummated.

ITEM 2A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership's principal market risk is exposure to changes in interest rates in the US Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of the Partnership's assets.

         Management has determined that there has not been a material change as of June 30, 1999, in market risk from December 31, 1998 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 1998.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1999.

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


/s/August 12, 1999                                   /s/ Cynthia O. Azzara
-------------------                                  -------------------------
DATE                                                 Cynthia O. Azzara
                                                     Principal Financial and
                                                       Accounting Officer