Form 10-Q
period 1999-09-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 1999-11-12
CIK 784014

QuickLinks

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 1999

Commission file number 1-12704

AMERICAN INSURED MORTGAGE INVESTORS L.P.—SERIES 86

(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2943272 (I.R.S. Employer Identification No.)
11200 Rockville Pike, Rockville, Maryland (Address of principal executive offices)	20852 (Zip Code)

(301) 816-2300
(Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No[  ]

    As of September 30, 1999, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

AMERICAN INSURED MORTGAGE INVESTORS L.P.—SERIES 86

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 1999

		Page

PART I.	Financial Information
Item 1.	Financial Statements
	Balance Sheets—September 30, 1999 (unaudited) and December 31, 1998	3
	Statements of Income and Comprehensive Income—for the three and nine months ended September 30, 1999 and 1998 (unaudited)	4
	Statement of Changes in Partners' Equity—for the nine months ended September 30, 1999 (unaudited)	5
	Statements of Cash Flows—for the nine months ended September 30, 1999 and 1998 (unaudited)	6
	Notes to Financial Statements (unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 2A.	Qualitative and Quantitative Disclosures about Market Risk	18
PART II.	Other Information
Item 6.	Exhibits and Reports on Form 8-K	19
Signature		20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN INSURED MORTGAGE INVESTORS, L.P.—SERIES 86

BALANCE SHEETS

	September 30, 1999	December 31, 1998

ASSETS
Investment in FHA-Insured Certificates and GNMA
Mortgage-Backed Securities, at fair value:
Originated insured mortgages	$22,818,252	$22,479,721
Acquired insured mortgages	32,058,683	33,305,292

	54,876,935	55,785,013

Investment in FHA-Insured Loans, at amortized cost, net of unamortized discount and premium:
Originated insured mortgages	4,252,553	33,853,462
Acquired insured mortgages	969,133	975,086

	5,221,686	34,828,548
Cash and cash equivalents	6,202,859	1,064,294
Investment in affiliate	642,504	650,803
Receivables and other assets	4,249,608	4,797,104

Total assets	$71,193,592	$97,125,762

LIABILITIES AND PARTNERS' EQUITY
Distributions payable	$805,576	$1,409,759
Note payable and due to affiliate	670,421	658,494
Accounts payable and accrued expenses	186,219	179,641

Total liabilities	1,662,216	2,247,894

Partners' equity:
Limited partners' equity, 15,000,000 units authorized, 9,576,290 Units issued and outstanding	76,620,399	100,084,995
General partner's deficit	(5,937,473)	(4,728,466)
Accumulated other comprehensive income	(1,151,550)	(478,661)

Total partners' equity	69,531,376	94,877,868

Total liabilities and partners' equity	$71,193,592	$97,125,762

The accompanying notes are an integral part of these financial statements.

AMERICAN INSURED MORTGAGE INVESTORS, L.P.—SERIES 86

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	1999	1998	1999	1998

Income:
Mortgage investment income	$805,111	$1,304,662	$2,768,528	$4,324,455
Interest and other income	111,622	190,719	226,265	414,393

	916,733	1,495,381	2,994,793	4,738,848

Expenses:
Asset management fee to related parties	129,771	176,556	420,503	569,948
General and administrative	72,430	62,606	218,277	243,935
Interest expense to affiliate	11,935	11,935	35,805	35,805

	214,136	251,097	674,585	849,688

Earnings before net gain on mortgage dispositions	702,597	1,244,284	2,320,208	3,889,160
Gain on mortgage dispositions	368,850	—	698,402	437,120
Loss on mortgage dispositions	—	—	(101,219)	—

Net earnings	$1,071,447	$1,244,284	$2,917,391	$4,326,280

Other comprehensive income	1,203,178	453,219	(672,889)	368,930

Comprehensive income	$2,274,625	$1,697,503	$2,244,502	$4,695,210

Net earnings allocated to:
Limited partners—95.1%	$1,018,946	$1,183,314	$2,774,439	$4,114,292
General Partner—4.9%	52,501	60,970	142,952	211,988

	$1,071,447	$1,244,284	$2,917,391	$4,326,280

Net earnings per Limited Partnership Unit—basic	$0.11	$0.12	$0.29	$0.43

The accompanying notes are an integral part of these financial statements.

AMERICAN INSURED MORTGAGE INVESTORS, L.P.—SERIES 86

STATEMENT OF CHANGES IN PARTNERS' EQUITY

For the nine months ended September 30, 1999

(Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 1998	$(4,728,466)	$100,084,995	$(478,661)	$94,877,868
Net Earnings	142,952	2,774,439	—	2,917,391
Adjustment to unrealized losses on investments in insured mortgages	—	—	(672,889)	(672,889)
Distributions paid or accrued of $2.74 per Unit, including $2.45 return of capital.	(1,351,959)	(26,239,035)	—	(27,590,994)

Balance, September 30, 1999	$(5,937,473)	$76,620,399	$(1,151,550)	$69,531,376

Limited Partnership Units outstanding—basic, as of September 30, 1999		9,576,290

The accompanying notes are an integral part of these financial statements.

AMERICAN INSURED MORTGAGE INVESTORS, L.P.—SERIES 86

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	1998	1999

Cash flows from operating activities:
Net earnings	$2,917,391	$4,326,280
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on mortgage dispositions	(698,402)	(437,120)
Loss on mortgage dispositions	101,219	—
Changes in assets and liabilities:
Increase in note payable and due to affiliate	11,927	35,805
Increase in accounts payable and accrued expenses	6,578	1,667
Decrease in receivables and other assets	475,909	225,529
Decrease in investment in affiliate	8,299	7,683

Net cash provided by operating activities	2,822,921	4,159,844

Cash flows from investing activities:
Proceeds from disposition of mortgages	30,175,978	16,163,377
Receipt of principal from scheduled payments	334,843	494,748

Net cash provided by investing activities	30,510,821	16,658,125

Cash flows from financing activities:
Distributions paid to partners	(28,195,177)	(43,400,430)

Net cash used in financing activities	(28,195,177)	(43,400,430)

Net increase (decrease) in cash and cash equivalents	5,138,565	(22,582,461)
Cash and cash equivalents, beginning of period	1,064,294	24,011,634

Cash and cash equivalents, end of period	$6,202,859	$1,429,173

The accompanying notes are an integral part of these financial statements.

AMERICAN INSURED MORTGAGE INVESTORS L.P.—SERIES 86

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION

    American Insured Mortgage Investors L.P.—Series 86 (the Partnership) was formed under the Uniform Limited Partnership Act of the state of Delaware on October 31, 1985. The Partnership Agreement states that the Partnership will terminate on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement.

    Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE). The Unitholders (Unitholders) hold Units represented by Depository Receipts and are reflected as assignees of record of assigned limited partnership interest. "Units" are depository units which represent the beneficial ownership interest of a Unitholder in the Partnership.

    AIM Acquisition Partners, L.P., (the Advisor) serves as the advisor to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation (AIM Acquisition) and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRI/ AIM Investment L.P., an affiliate of CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

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

    On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). Such bankruptcy filings could result in certain adverse effects to the Partnership. For example, as a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner without prior approval from the bankruptcy court. Even though this restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

    On September 23, 1999, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Joint Plan of Reorganization with the Bankruptcy Court. The proposed disclosure statement in connection with solicitation of acceptances of the Joint Plan of Reorganization is to be filed with the Bankruptcy Court after November 15, 1999 for the District of Maryland, Southern Division, in Greenbelt, Maryland (the "Bankruptcy Court"). There can be no assurance at this time that the Joint Plan of Reorganization will be confirmed and consummated.

2. BASIS OF PRESENTATION

    In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 1999 and December 31, 1998 and the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998.

    These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1998.

Comprehensive Income

    Comprehensive income is the change in Partners' equity during a period from transactions from nonowner sources. This includes net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale." Unrealized gains and losses are reported in the equity section of the Balance Sheet as "Accumulated Other Comprehensive Income.

3. INVESTMENT IN INSURED MORTGAGES

    The following is a discussion of the Partnership's investment in FHA-Insured Loans, FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of September 30, 1999 and December 31, 1998:

Fully Insured Originated Insured Mortgages and Acquired Insured Mortgages

    Listed below is the Partnership's aggregate investment in fully Insured Mortgages as of September 30, 1999 and December 31, 1998:

	September 30, 1999	December 31, 1998

Fully Insured Originated Insured:
Number of Mortgages(1)(2)	1	4
Amortized Cost	$4,252,553	$33,853,462
Face Value	4,097,442	32,697,883
Fair Value	4,018,276	33,031,725

Fully Insured Acquired Insured:
Number of
GNMA Mortgage-Backed Securities	9	9
FHA-Insured Certificates	2	2
FHA-Insured Loan	1	1
Amortized Cost	$33,893,058	$34,171,962
Face Value	33,822,618	34,099,137
Fair Value	33,012,184	34,318,485

(1)
In February 1999, the mortgages on Iroquois Club Apartments and Greenbriar Place were prepaid. The Partnership received net proceeds of approximately $19.1 million and $5.7 million and recognized a gain of approximately $330,000 and a loss of approximately $101,000 for the mortgages on Iroquois Club Apartments and Greenbriar Place, respectively, for the nine months ended Septembers 30, 1999. An aggregate distribution of $2.46 per Unit related to these prepayments was declared in March 1999 and was paid to Unitholders in May 1999.

(2)
In late September 1999, the mortgage on Argyle Place was prepaid. The Partnership received net proceeds of approximately $5.3 million and recognized a gain of approximately $369,000 for the nine months ended September 30, 1999. A distribution of approximately $0.53 per Unit related to the prepayment of this mortgage was declared in October 1999 and will be paid to Unitholders in February 2000.

    As November 1, 1999, all of the Partnership's fully Insured Mortgage investments are current with respect to the payment of principal and interest.

    In addition to base interest payments from Fully Insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three months and nine months ended September 30, 1999, the Partnership received additional interest of $0 and $12,503 respectively, from the fully insured Participations. During the three and nine months ended September 30, 1998, the Partnership received additional interest of $0 and $74,112, respectively, from the fully insured Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.

Originated Coinsured FHA-Insured Certificates

    As of September 30, 1999 and December 31, 1998, the Partnership had invested in three FHA-Insured Certificates secured by coinsured mortgages. Two of the three FHA-Insured Certificates secured by coinsured mortgages are coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company (Patrician), under the HUD coinsurance program.

  1.
  Coinsured by third party

    As of September 30, 1999, the two originated coinsured mortgages which are coinsured by Patrician, The Villas and St. Charles Place—Phase II, were delinquent with respect to the payment of principal and interest. The following is a discussion of actual and potential performance problems with respect to the mortgage investments.

    Listed below are the originated Insured Mortgages coinsured by Patrician:

	September 30, 1999			December 31, 1998
	Amortized Cost	Face Value	Fair Value	Amortized Cost	Face Value	Fair Value

The Villas(1)	$15,412,759	$15,646,469	$15,428,424	$15,412,759	$15,646,469	$14,905,685
St. Charles Place—
Phase II(2)	3,035,688	3,035,688	3,004,009	3,035,688	3,035,688	2,898,074

	$18,448,447	$18,682,157	$18,432,433	$18,448,447	$18,682,157	$17,803,759

(1)
On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on the Villas. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998. Patrician proceeded to sell the property on September 30, 1999. Prior to the sale, the mortgagor had made payments of principal and interest due on the original mortgage through December 1995, and had made payments of principal and interest due under a modification agreement through August 1993. The Partnership received sales proceeds of approximately $11.7 million on October 14, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. A distribution of approximately $1.16 per Unit related to the sale was declared in October 1999 and is expected to be paid in February 2000. The Partnership does not expect to recognize a loss related to this disposition, as the Partnership expects to recover all amounts due from HUD and Patrician.

(2)
The amount of the Partnership's investment in the mortgage on St. Charles Place—Phase II represents the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P.—Series 88 (AIM 88), an affiliate of the Partnership. On October 14, 1993, Patrician filed a foreclosure action on the property underlying this coinsured mortgage. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998. Patrician proceeded to sell the property on October 12, 1999. Prior to the sale, the mortgagor had made payments of principal and interest due on the mortgage through November 1995 to the Partnership. The Partnership expects to receive its portion of the sales proceeds by the end of November. Patrician intends to submit a coinsurance claim for insurance benefits with HUD for any remaining amounts due, including past due interest. The Partnership does not expect to recognize a loss related to this disposition, as it expects to recover all amounts due from HUD and Patrician.

2.
Coinsured by affiliate

    As of September 30, 1999 and December 31, 1998, the Partnership held an investment in one FHA-Insured Certificate secured by a coinsured mortgage, where the coinsurance lender is Integrated Funding, Inc. (IFI), an affiliate of the Partnership.

	September 30, 1999			December 31, 1998
	Amortized Cost	Face Value	Fair Value	Amortized Cost	Face Value	Fair Value

Spring Lake Village (1)	$4,656,113	$4,898,740	$4,385,819	$4,656,113	$4,898,740	$4,675,962

(1)
In March 1998, IFI completed foreclosure proceedings and obtained title to this property. A claim was filed with HUD on April 1, 1999. Subsequent to sale and settlement, a second claim will be filed with HUD. The Partnership expects that the claims will result in the recovery of a significant portion of amounts due and believes the current loss reserve recognized is adequate.

    In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages have contained such Participations. During the three and nine months ended September 30, 1999 and 1998, the Partnership had not received additional interest from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.

4. INVESTMENT IN AFFILIATE, NOTE PAYABLE AND DUE TO AFFILIATE

    In order to capitalize IFI with sufficient net worth under HUD regulations, in April 1994, American Insured Mortgage Investors L.P.—Series 88 (AIM 88), an affiliate of the Partnership, transferred a GNMA mortgage-backed security in the amount of $2.0 million to IFI. The Partnership and American Insured Mortgages Investors L.P.—Series 85 (AIM 85), an affiliate of the Partnership, each issued a demand note payable to AIM 88 and recorded an investment in IFI through an affiliate (AIM Mortgage, Inc.) in proportion to each entity's coinsured mortgages for which IFI was mortgagee of record as of April 1, 1994. Interest expense on the note payable is based on an interest rate of 7.25% per annum. In April 1997, the GNMA mortgage-backed security, with a balance of $1.9 million, was reallocated between the Partnership and AIM 88. As a result, a new demand note payable to AIM 88 was issued and the investment in IFI was updated.

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

5. DISTRIBUTIONS TO UNITHOLDERS

    The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 1999 and 1998 are as follows:

	1999		1998

Quarter ended March 31,	$2.56	(1)	$0.15
Quarter ended June 30,	0.10	(2)	1.75	(3)
Quarter ended September 30,	0.08		0.13

	$2.74		$2.03

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

    The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to thedelinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

6. TRANSACTIONS WITH RELATED PARTIES

    The General Partner and certain affiliated entities, during the three and nine months ended September 30, 1999 and 1998, earned or received compensation or payments for services from the Partnership as follows:

COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

		For the three months ended September 30,		For the nine months ended September 30,
Name of Recipient	Capacity in Which Served/item
		1999	1998	1999	1998

CRIIMI, Inc.	General Partner/Distribution	$39,474	$64,144	$1,351,959	$1,001,633
AIM Acquisition Partners, L.P.(1)	Advisor/Asset Management Fee	129,771	176,556	420,503	569,948
CRIIMI MAE Management, Inc.	Affiliate of General Partner/Expense Reimbursement	10,784	10,640	32,450	40,678

(1)
The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.75% of Total Invested Assets (as defined in the Partnership Agreement). CRIIMI MAE Services Limited Partnership (CMSLP), the sub-advisor to the Partnership is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $48,441 and $156,967 for the three and nine months ended September 30, 1999, respectively and earned a fee equal to $65,907 and $212,757, for the three and nine months ended September 30, 1998, respectively. The limited partner of CMSLP is a wholly-owned subsidiary of CRIIMI MAE Inc., which filed for protection under chapter 11 of the Bankruptcy Code.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Introduction

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

    On September 23, 1999, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Joint Plan of Reorganization with the Bankruptcy Court. The proposed disclosure statement in connection with solicitation of acceptances of the Joint Plan of Reorganization is to be filed with the Bankruptcy Court after November 15, 1999 for the District of Maryland, Southern Division, in Greenbelt, Maryland (the "Bankruptcy Court"). There can be no assurance at this time that the Joint Plan of Reorganization will be confirmed and consummated.

Forward-Looking Statements

    In accordance with the Private Securities Litigation Reform Act of 1995, the Partnership can obtain a "Safe Harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. The Partnership's actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages and (v) defaulted mortgages.

Year 2000

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

    The General Partner has substantially completed the Year 2000 testing and remediation of its IT systems, which include software systems to administer and manage mortgage assets and for internal accounting purposes. A majority of the IT systems used by the Partnership are licensed from third parties. These third parties have either provided upgrades to existing systems or have indicated that their systems are Year 2000 compliant. The General Partner has applied upgrades and has substantially completed compliance testing and remediation as of November 1, 1999. There can be no assurance, however, that all of the Partnership's IT systems will be Year 2000 compliant by December 31, 1999.

    The Year 2000 issue may also affect the Partnership's date-sensitive embedded technology, which controls systems such as the telecommunications systems, security systems, etc. The failure of any such systems to be Year 2000 compliant could be material to the Partnership. The General Partner does not currently believe that it has any significant exposure for failure of any such systems to be Year 2000 compliant, or that the cost to modify or replace such technology to make it Year 2000 compliant will be material. The failure of any such systems to be Year 2000 compliant could be material to the Partnership.

    The potential impact of the Year 2000 issue depends not only on the corrective measures the General Partner has undertaken and will undertake, but also on the ways in which the Year 2000 issue is addressed by third parties with whom the Partnership directly interfaces or whose financial condition or operations are important to the Partnership including government agencies, financial institutions, creditors, borrowers and others involved in the Insured Mortgage industry. The Partnership has initiated communications with third parties with which it directly interfaces to evaluate the risk of their failure to be Year 2000 compliant and the extent to which the Partnership may be vulnerable to such failure. There can be no assurance that the systems of these third parties will be Year 2000 compliant by December 31, 1999. The failure of these third parties to be Year 2000 compliant could have a material adverse effect on the operations of the Partnership.

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

    The Partnership believes that its greatest internal exposure to the Year 2000 issue involves the loan servicing operations of an affiliate of the Partnership, which rely on computers to process and manage loans. CRIIMI MAE Services Limited Partnership (CMSLP) currently services approximately 26% of the total mortgage investments in the AIM Funds. CMSLP has applied a vendor upgrade and has completed compliance testing on the upgrade. The General Partner believes that the results of such testing indicate that this risk has been substantially mitigated. However, any failure of these systems to be Year 2000 compliant could have a material adverse effect on the servicing of the Partnership's mortgage investment in the AIM Funds.

    Currently the General Partner estimates the cost of system upgrades purely related to Year 2000 issues to be immaterial.

    The General Partner has substantially completed its organizational compliance testing and remediation, and it has drafted initial contingency plans in case the Partnership or third parties fail to be Year 2000 compliant. The General Partner intends to complete contingency plans for the Year 2000 issue in late 1999. Due to the inability to predict all of the potential problems that may arise from the Year 2000 issue, there can be no assurance that all contingencies will be adequately addressed by such plans.

General

    As of September 30, 1999, the Partnership had invested in 16 insured mortgages, with an aggregate amortized cost of approximately $61 million, an aggregate face value of approximately $62 million and an aggregate fair value of approximately $60 million, as discussed below.

    As of November 1, 1999, all of the fully insured FHA-Insured Certificates, GNMA Mortgage Backed Securities and FHA-Insured Loans were current with respect to payment of principal and interest. As of November 1, 1999, the three coinsured FHA-Insured Certificates were delinquent with respect to payment of principal and interest.

    On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on The Villas. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998. Patrician proceeded to sell the property on September 30, 1999. Prior to the sale, the mortgagor had made payments of principal and interest due on the original mortgage through December 1995, and had made payments of principal and interest due under a modification agreement through August 1993. The Partnership received sales proceeds of approximately $11.7 million on October 14, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. A distribution of approximately $1.16 per Unit related to the sale was declared in October 1999 and is expected to be paid in February 2000. The Partnership does not expect to recognize a loss related to this disposition, as the Partnership expects to recover all amounts due from HUD and Patrician.

    The amount of the Partnership's investment in the mortgage on St. Charles Place—Phase II represents the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P.—Series 88 (AIM 88), an affiliate of the Partnership. On October 14, 1993, Patrician filed a foreclosure action on the property underlying this coinsured mortgage. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998. Patrician proceeded to sell the property on October 12, 1999. Prior to the sale, the mortgagor had made payments of principal and interest due on the mortgage through November 1995 to the Partnership. The Partnership expects to receive its portion of the sales proceeds by the end of November. Patrician intends to submit a coinsurance claim for insurance benefits with HUD for any remaining amounts due, including past due interest. The Partnership does not expect to recognize a loss related to this disposition, as it expects to recover all amounts due from HUD and Patrician.

Results of Operations

    Net earnings decreased for the three and nine months ended September 30, 1999, as compared to the corresponding periods in 1998, primarily due to a decrease in mortgage investment income, as discussed below. This decrease was offset by an increase in net gains on mortgage dispositions, as discussed below.

    Mortgage investment income decreased for the three and nine months ended September 30, 1999, as compared to the corresponding periods in 1998, primarily due to the prepayment of four mortgages since March 1998.

    Interest and other income decreased for the three and nine months ended September 30, 1999, as compared to the corresponding periods in 1998, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

    Asset management fees to related parties decreased for the three and nine months ended September 30, 1999, as compared to the corresponding periods in 1998, due to the decrease in the mortgage base.

    General and administrative expense increased for the three months ended September 30, 1999 and decreased for nine months ended September 30, 1999, as compared to the corresponding periods in 1998. The increase for the three months ended September 30, 1999, is due to an increase in the cost structure of certain expenses. The decrease for the nine months ended September 30, 1999, is primarily due to the decrease in the mortgage base and a decrease in coinsurance expense related to the disposition of Spring Lake Village.

    Net gains on mortgage dispositions increased for the three and nine months ended September 30, 1999, as compared to the corresponding periods in 1998. During the nine months ended September 30, 1999, the Partnership recognized gains of approximately $698,000 from the prepayment of the mortgages on Iroquois Club Apartments in February 1999 and Argyle Apartments in September 1999. In addition, the Partnership recognized a loss of approximately $101,000 on the prepayment of the mortgage on Greenbriar Place in February 1999. During the nine months ended September 30, 1998, the Partnership recognized gains of approximately $437,000 from the prepayment of the mortgages on Arbor Station and Oak Grove Apartments.

Liquidity and Capital Resources

    The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first nine months of 1999 to meet operating requirements.

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

    Net cash provided by operating activities decreased for the nine months ended September 30, 1999, as compared to the corresponding period in 1998, primarily due to the decrease in mortgage investment income, as discussed previously. This decrease was partially offset by a decrease in receivables and other assets due to the receipt of mortgage payments that had been delinquent as of December 31, 1998.

    Net cash provided by investing activities increased for the nine months ended September 30, 1999, as compared to the corresponding period in 1998, primarily due to proceeds received from the disposition of mortgages, as previously discussed. This increase was partially offset by a decrease in the receipt of principal from scheduled payments, due to the reduction in mortgage base.

    Net cash used in financing activities decreased for the nine months ended September 30, 1999, as compared to the corresponding period in 1998 due to a decrease in the amount of distributions paid to partners in the first nine months of 1999 versus the same period in 1998.

    On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for reorganization under chapter 11 of the Bankruptcy Code. Such bankruptcy filings could result in certain adverse effects to the Partnership. For example, as a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner without prior approval from the Bankruptcy Court. Even though this restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

    On September 23, 1999, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Joint Plan of Reorganization with the Bankruptcy Court. The proposed disclosure statement in connection with solicitation of acceptances of the Joint Plan of Reorganization is to be filed with the Bankruptcy Court after November 15, 1999 for the District of Maryland, Southern Division, in Greenbelt, Maryland (the "Bankruptcy Court"). There can be no assurance at this time that the Joint Plan of Reorganization will be confirmed and consummated.

PART I. FINANCIAL INFORMATION

ITEM 2A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of the Partnership's assets.

    Management has determined that there has not been a material change as of September 30, 1999, in market risk from December 31, 1998 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 1998.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1999.

    The exhibits filed as part of this report are listed below:

Exhibit No.	Description

27	Financial Data Schedule

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INSURED MORTGAGE INVESTORS L.P.—SERIES 86 (Registrant)
	By:	CRIIMI, Inc. General Partner
/s/ November 10, 1999	/s/ Cynthia O. Azzara
DATE	Cynthia O. Azzara Senior Vice President, Chief Financial Officer and Treasurer

QuickLinks

COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

SIGNATURE