Form 10-K
period 1999-12-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 2000-03-30
CIK 784014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      ------------------------------------

   For the fiscal year ended December 31, 1999 Commission file number 1-12704

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
             (Exact name of registrant as specified in it's charter)

Delaware                                                     13-2943272
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                               Identification No.)

                              11200 Rockville Pike
                            Rockville, Maryland 20852
                                 (301) 816-2300
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)

                      ------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
    Title of each class                                    which registered
---------------------------                            -------------------------
Depositary Units of Limited                             American Stock Exchange
     Partnership Interest

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                      ------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 17, 2000, 9,576,290 depositary units of limited partnership interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $38,901,647.

                       Documents incorporated by Reference

                                      None

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
                                     PART I
                                     ------
Item 1.           Business.......................................................................        4
Item 2.           Properties.....................................................................        5
Item 3.           Legal Proceedings..............................................................        5
Item 4.           Submission of Matters to a Vote of Security Holders............................        5


                                     PART II
                                     -------
Item 5.           Market for Registrant's Securities and Related Security Holder Matters.........        5
Item 6.           Selected Financial Data........................................................        6
Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                     of Operations...............................................................        7
Item 7A.          Qualitative and Quantitative Disclosures About Market Risk.....................       12
Item 8.           Financial Statements and Supplementary Data....................................       12
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure........................................................       13


                                    PART III
                                    --------
Item 10.          Directors and Executive Officers of the Registrant.............................       13
Item 11.          Executive Compensation.........................................................       14
Item 12.          Security Ownership of Certain Beneficial Owners and Management.................       14
Item 13.          Certain Relationships and Related Transactions.................................       15


                                     PART IV
                                     -------
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K................       16

Signatures        ...............................................................................       18

                                     PART I

ITEM 1     BUSINESS

     FORWARD-LOOKING STATEMENTS. When used in this Annual Report on Form 10-K, the words "believes," "anticipates," "expects," "contemplates," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages and (v) defaulted mortgages. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Development and Description of Business
---------------------------------------
     Information concerning the business of American Insured Mortgage Investors L.P.-Series 86 (the "Partnership") is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 5 and 7 of the Notes to Financial Statements of the Partnership (filed in response to Item 8 hereof), all of which are incorporated by reference herein. See also Schedule IV-Mortgage Loans on Real Estate, for the table of the Insured Mortgages (as defined below), invested in by the Partnership as of December 31, 1999, which is hereby incorporated by reference herein.

Employees
---------
     The Partnership has no employees. The business of the Partnership is managed by CRIIMI, Inc. (the "General Partner"), while its portfolio of mortgages is managed by AIM Acquisition Partners, L.P. (the "Advisor") pursuant to an advisory agreement (the "Advisory Agreement"). The General Partner is a wholly-owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE").

     The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner, or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CRIIMI MAE Services, Inc., an affiliate of CRIIMI MAE.

Competition
-----------
     In disposing of mortgage investments, the Partnership competes with private investors, mortgage banking companies, mortgage brokers, state and local government agencies, lending institutions, trust funds, pension funds, and other entities, some with similar objectives to those of the Partnership and some of which are or may be affiliates of the Partnership, its General Partner, the Advisor, CMSLP or their respective affiliates. Some of these entities may have substantially greater capital resources and experience in disposing of Federal Housing Administration ("FHA") insured mortgages than the Partnership.

     CRIIMI MAE and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, REITs or other entities in the future. The Partnership may attempt to dispose of mortgages at or about the same time that CRIIMI MAE, one or more of the "AIM Funds" (defined as the Partnership, American Insured Mortgage Investors ("AIM 84"), American Insured Mortgage Investors - Series 85, L.P., ("AIM 85") and American Insured Mortgage Investors L.P. - Series 88 ("AIM 88")), and/or other entities sponsored or managed by CRIIMI MAE or its affiliates, are attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, CMSLP and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CMSLP and the General Partner, however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.


ITEM 2     PROPERTIES

     Although the Partnership does not own the underlying real estate, the mortgages underlying the Partnership's mortgage investments are non-recourse first liens on the respective multifamily residential developments or retirement homes.


ITEM 3     LEGAL PROCEEDINGS

     Reference is made to Note 5 of the Notes to Financial Statements on pages 36 through 40.


ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 1999.


                                     PART II

ITEM 5     MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
           HOLDER MATTERS

Principal Market and Market Price for Units
-------------------------------------------
     The General Partner listed the Partnership's Units for trading on the American Stock Exchange ("AMEX") on January 18, 1994 in order to provide investment liquidity as contemplated in the Partnership's original prospectus. The Units are traded under the symbol "AIJ."

     The high and low trade prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 1999 and 1998 were as follows:

                                                                                  Amount of
                                                      1999                       Distribution
   Quarter Ended                             High              Low                Per Unit
    -------------------                     -------          -------             -----------
   March 31                                 $  8 3/4         $  7 3/4            $ 2.56(1)
   June 30                                     8 3/8            5 1/2              0.10(2)
   September 30                                5 7/8            5 5/16             0.08
   December 31                                 5 5/8            4 7/8              1.99(3)
                                                                                 ------
                                                                                 $ 4.73
                                                                                 ======

                                                                                  Amount of
                                                       1998                      Distribution
   Quarter Ended                             High              Low                Per Unit
   -------------------                      -------          -------             -----------
   March 31                                 $ 10             $  8 7/8            $ 0.15
   June 30                                     9 5/8            7 7/8              1.75(4)
   September 30                                9                8 1/16             0.13
   December 31                                 8 5/8            7 3/4              0.14
                                                                                 ------
                                                                                 $ 2.17
                                                                                 ======

(1)  This  amount  includes  approximately  $2.46 per Unit return of capital and
     gain  from  the  prepayment  of  the  following  mortgages:   Iroquis  Club
     Apartments of $1.89 per Unit and Greenbriar Place of $0.57 per Unit.

(2) This amount includes approximately $0.01 per Unit representing previously undistributed accrued interest receivable from Spring Lake Village.

(3) This amount includes approximately $0.53 per Unit representing return of capital and gain from the prepayment of the mortgage on Argyle Place Apartments. In addition, this amount includes approximately $1.40 per Unit representing partial return of capital received as a result of the sale of St. Charles Place-Phase II and The Villas.

(4) This amount includes approximately $1.60 per Unit return of capital from the prepayment of the following mortgages: Oak Grove Apartments of $0.67 per Unit and Arbor Station Apartments of $0.93 per Unit.


                                                         Approximate Number of
                                                              Unitholders
      Title of Class                                     as of December 31, 1999
---------------------------                              -----------------------
Depositary Units of Limited
  Partnership Interest                                            8,700

ITEM 6.    SELECTED FINANCIAL DATA
           (Dollars in thousands, except per Unit amounts)

                                                          For the Years Ended December 31,
                                             1999         1998         1997          1996         1995
                                             ----         ----         ----          ----         ----
Income                                  $    3,911   $    6,058   $   10,629    $   13,473    $   13,927

Net gain on mortgage dispositions              597          437          550         1,616             5

Loan loss                                       --           --         (387)           --            --

Net earnings                                 3,631        5,373        9,436        13,069        11,640

Net earnings per Limited
  Partnership Unit - Basic (1)          $     0.36   $     0.53   $     0.94    $     1.30    $     1.16

Distributions per Limited
  Partnership Unit (1)(2)               $     4.73   $     2.17   $     3.59    $     4.83    $     1.24


                                                                  As of December 31,
                                             1999         1998         1997          1996         1995
                                             ----         ----         ----          ----         ----
Total assets                            $   70,796   $   97,126   $  136,668    $  169,283    $  174,538

Partners' equity                            49,981       94,878      111,571       135,137       170,582

(1)  Calculated based upon the weighted average number of Units outstanding.

(2) Includes distributions due the Unitholders for the Partnership's fiscal years ended December 31, 1999, 1998, 1997, 1996 and 1995, which were paid subsequent to year end. See Notes 7 and 8 of the Notes to Financial
     Statements of the Partnership.

     The selected income data presented above for the years ended December 31, 1999, 1998 and 1997, and the balance sheet data as of December 31, 1999 and 1998, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The selected income data for the years ended December 31, 1996 and 1995 and the balance sheet data as of December 31, 1997, 1996 and 1995 are derived from audited financial statements not included in this Form 10-K. This data should be read in conjunction with the Financial Statements and the Notes thereto.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------
     The following discussion and analysis contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in Item 1 of this Form 10-K that could cause actual results to differ materially.

     American Insured Mortgage Investors L.P. - Series 86 (the "Partnership") was formed under the Uniform Limited Partnership Act of the State of Delaware on October 31, 1985. During the period from May 2, 1986 (the initial closing date of the Partnership's public offering) through June 6, 1987 (the termination date of the offering), the Partnership, pursuant to its public offering of 9,576,165 Depository Units of limited partnership interest ("Units"), raised a total of $191,523,300 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 units of limited partnership interest in exchange therefor.

     CRIIMI, Inc. (the "General Partner") holds a partnership interest of 4.9% and is a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"). AIM
Acquisition Partners, L.P. (the "Advisor") serves as the advisor to the Partnership pursuant to an advisory agreement (the "Advisory Agreement").

     The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner, or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CRIIMI MAE Services, Inc., an affiliate of CRIIMI MAE.

Year 2000
---------
     During the transition from 1999 to 2000, the Partnership did not experience any significant problems or errors in its information technology ("IT") systems or date-sensitive embedded technology that controls certain systems. Based on operations since January 1, 2000, the Partnership does not expect any significant impact to its business, operations, or financial condition as a result of the Year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. The Partnership is not aware of any significant Year 2000 problems affecting third parties with which the Partnership interfaces directly or indirectly.


Mortgage Investments
--------------------
     Prior to the expiration of the Partnership's reinvestment period in December 1994, the Partnership was engaged in the business of originating mortgage loans ("Originated Insured Mortgages") and acquiring mortgage loans ("Acquired Insured Mortgages" and, together with Originated Insured Mortgages, referred to herein as "Insured Mortgages"). In accordance with the terms of the partnership agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured (as discussed below) under Section 221(d)(4) or Section 231 of the National Housing Act of 1937, as amended (the "National Housing Act"). The Partnership is a liquidating partnership and as it continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base. The partnership agreement states that the Partnership will terminate on December 31, 2020, unless previously terminated under the provisions of the partnership agreement.

     As of December 31, 1999, the Partnership had invested in 13 Insured Mortgages, with an aggregate amortized cost of approximately $38.0 million, a face value of approximately $37.8 million and a fair value of approximately $36.4 million, as discussed below.

Investment in Insured Mortgages
-------------------------------
     The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to programs of the Federal Housing Administration ("FHA") ("FHA-Insured Certificates"), mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") ("GNMA Mortgage-Backed Securities") and FHA-insured mortgage loans ("FHA-Insured Loans"). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities, and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes. The following is a discussion of the Partnership's insured mortgage investments, along with the risks related to each type of investment:

A.   Fully Insured  Originated  Insured Mortgages and Acquired Insured Mortgages
     ---------------------------------------------------------------------------
     Listed below is the Partnership's aggregate investment in fully Insured Mortgages as of December 31, 1999 and 1998:

                                                                            December 31,
                                                                   1999                     1998
                                                               ------------             ------------
Fully Insured Originated Mortgages:
  Number of Mortgages(1)(2)                                               1                        4
  Amortized Cost                                               $  4,242,873             $ 33,853,462
  Face Value                                                      4,088,804               32,697,883
  Fair Value                                                      3,968,952               33,031,725

Fully Insured Acquired Mortgages:
  Number of GNMA Mortgage-Backed Securities                               9                        9
  FHA-Insured Certificates                                                2                        2
  FHA-Insured Loan                                                        1                        1
  Amortized Cost                                               $ 33,796,512             $ 34,171,962
  Face Value                                                     33,726,879               34,099,137
  Fair Value                                                     32,393,798               34,318,485

(1) In February 1999, the mortgages on Iroquois Club Apartments and Greenbriar Place were prepaid. During 1999, the Partnership received net proceeds of approximately $19.1 million and $5.7 million and recognized a gain of approximately $330,000 and a loss of approximately $101,000 for the mortgages on Iroquois Club Apartments and Greenbriar Place, respectively. An aggregate distribution of $2.46 per Unit related to these prepayments was declared in March 1999 and was paid to Unitholders in May 1999.

(2) In September 1999, the mortgage on Argyle Place was prepaid. The Partnership received net proceeds of approximately $5.3 million and recognized a gain of approximately $369,000 for the year ended December 31, 1999. A distribution of $0.53 per Unit related to the prepayment of this mortgage was declared in October 1999 and was paid to Unitholders in February 2000.

     As of March 1, 2000, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest.

     In addition to base interest payments from fully Insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as "Participations"). During the years ended December 31, 1999, 1998 and 1997, the Partnership received additional interest of $12,503, $74,112, and $95,744, respectively, from the fully insured Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

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

     1.  Asset Held for Sale under Coinsurance Program
         ---------------------------------------------
     As of December 31, 1999, the Partnership had invested in one Asset Held for Sale under Coinsurance Program ("AHFS"), Spring Lake Village, with an amortized cost of approximately $4.6 million and a face value of approximately $4.9 million. Spring Lake Village is a 141-unit garden apartment complex located in St. Petersburg, Florida. In July 1997, the General Partner instructed the servicer to file a notice of default with HUD. As of January 1, 1998, the Partnership discontinued the accrual of interest income. In March 1998, Integrated Funding, Inc. ("IFI"), completed foreclosure proceedings and obtained title to this property. A claim was filed with HUD on April 1, 1999. The Partnership expects to receive approximately $1.1 million from HUD, which includes net claim proceeds plus accrued interest on the unpaid principal balance of the mortgage, by the end of April 2000. Spring Lake Village is currently generating cash flows of approximately $20,000 per month. The cash reserve balance, as of March 1, 2000, is approximately $262,000. Outstanding capital improvements are expected to be paid from these reserves and should be completed within the next three to six months. The Partnership expects that the proceeds from the sale of this property, plus the claim from HUD will result in the recovery of a significant portion of amounts due and believes the cumulative loss reserve recognized, of $502,626, is adequate.

     As of December 31, 1998, the Partnership had recorded its investment in the mortgage on Spring Lake Village as Investment in FHA-Insured Certificate, at fair value, on the balance sheet. The loan amounts as of December 31, 1998 are as follows:

                                                           Cumulative
                  Amortized       Face          Fair       Loan Losses
                    Cost          Value         Value      Recognized
                 -----------   -----------   -----------   -----------
Spring Lake
 Village         $ 4,656,113   $ 4,898,740   $ 4,675,962   $   502,626


     2.  Coinsured by third party
         ------------------------
     Listed  below  are  the  Originated  Insured  Mortgages   coinsured  by  an
unaffiliated third party coinsurance lender, The Patrician Mortgage Company ("Patrician"), under the HUD coinsurance program.

                                 December 31, 1999                            December 31, 1998
                      -----------------------------------------    -----------------------------------------
                       Amortized        Face           Fair         Amortized        Face           Fair
                         Cost           Value          Value          Cost           Value          Value
                      -----------    -----------    -----------    -----------    -----------    -----------
The Villas (a)        $        --    $        --    $        --    $15,412,759    $15,646,469    $14,905,685
St. Charles Place -
  Phase II (b)                 --             --             --      3,035,688      3,035,688      2,898,074
                      -----------    -----------    -----------    -----------    -----------    -----------
Total                 $        --    $        --    $        --    $18,448,447    $18,682,157    $17,803,759
                      ===========    ===========    ===========    ===========    ===========    ===========

(a) On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on The Villas. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on September 30, 1999. In October 1999, the Partnership received sales proceeds of approximately $11.7 million. Prior to the sale, the mortgagor had made payments of principal and interest due on the original mortgage through December 1995, and had made payments of principal and interest due under a modification agreement through August 1993. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. The remaining balance due, including accrued interest, as of December 31, 1999, is approximately $9.7 million and is expected to be received in the second half of 2000. A distribution of $1.16 per Unit related to the sale was declared in October 1999 and was paid to Unitholders in February 2000. The Partnership does not expect to recognize a loss related to this disposition, as the Partnership expects to recover all amounts due from Patrician.

(b) On October 14, 1993, Patrician filed a foreclosure action on the property underlying this coinsured mortgage. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $2.5 million. Prior to the sale, the mortgagor had made payments of principal and interest due on the mortgage through November 1995 to the Partnership. The remaining balance due, including accrued interest, as of December 31, 1999, is approximately $1.7 million and is expected to be received in the second half of 2000. The amount of the Partnership's investment in this mortgage represents the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 ("AIM 88"), an affiliate of the Partnership. A distribution of $0.24 per Unit related to the sale was declared in November 1999 and was paid to Unitholders in February 2000. The Partnership does not expect to recognize a loss related to this disposition, as it expects to recover all amounts due from Patrician.

     The General Partner intends to continue to oversee the Partnership's interest in these liabilities to ensure that Patrician meets its coinsurance obligations. However, the General Partner does not believe that there would be a material adverse impact on the Partnership's financial condition or its results of operations should Patrician be unable to comply with its full coinsurance obligation.

     In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages contain such Participations. During the years ended December 31, 1999, 1998 and 1997, the Partnership did not receive any additional interest from the coinsured Participations.

Results of Operations
---------------------
1999 versus 1998
----------------
     Net earnings decreased for 1999 as compared to 1998, primarily due to a reduction in mortgage investment income, as discussed below.

     Mortgage investment income decreased for 1999 as compared to 1998, primarily due to the prepayment of five mortgages since March 1998.

     Interest and other income increased for 1999 as compared to 1998, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fees to related parties decreased for 1999 as compared to 1998, due to the reduction in the mortgage base.

     General and administrative expense decreased for 1999 as compared to 1998, primarily due to the decrease in the mortgage base and a decrease in coinsurance expense related to the disposition of Spring Lake Village.

     Net gains on mortgage dispositions increased for 1999 as compared to 1998. During 1999, the Partnership recognized gains of approximately $698,000 from the prepayment of the mortgages on Iroquois Club Apartments and Argyle Apartments. In addition, the Partnership recognized a loss of approximately $101,000 on the prepayment of the mortgage on Greenbriar Place. During 1998, the Partnership recognized gains of approximately $437,000 from the prepayment of the mortgages on Oak Grove Apartments and Arbor Station.

1998 versus 1997
----------------
     Net earnings decreased for 1998 as compared to 1997, primarily due to a reduction in mortgage investment income.

     Mortgage investment income decreased for 1998 as compared to 1997, primarily as a result of the reduction in the mortgage base due to dispositions and the Partnership's decision to no longer accrue interest on delinquent coinsured mortgages as of January 1998.

     Interest and other income decreased for 1998 as compared to 1997, primarily due to the timing of investment of proceeds received from mortgage dispositions prior to distribution to Unitholders.

     Asset management fees decreased for 1998 as compared to 1997, due to the decrease in the mortgage base.

     Gain on mortgage dispositions decreased slightly for 1998 as compared to 1997. In 1998, the Partnership recognized gains from the prepayment of the mortgages on Oak Grove Apartments and Arbor Station. In 1997, the Partnership recognized a gain from the prepayment of the mortgage on Woodland Apartments.

     Loss on mortgage disposition decreased for 1998 as compared to 1997 due to the loss recognized on the prepayment of the mortgage on Ridgeview Chase Apartments in 1997. There were no losses recognized in 1998.

     During 1997, a loan loss reserve was established on Spring Lake Village Apartments for $387,325. The Partnership has determined that this reserve is adequate to cover potential losses after considering disposition of this property and reimbursements from HUD, as discussed above.

Liquidity and Capital Resources
-------------------------------
     On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). Such bankruptcy filings could result in certain adverse effects to the Partnership. For example, as a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner or to the general partner of CMSLP, the Partnership's sub-advisor, without approval from the bankruptcy court. Even though this restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership. Furthermore, the bankruptcy filings could negatively impact CMSLP which could result in the need to obtain another party to perform the services currently performed by CMSLP, as sub-advisor, pursuant to the Sub-Advisory Agreement.

     On December 23, 1999, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Amended Joint Plan of Reorganization and proposed disclosure statement with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The filing of such Amended Joint Plan of Reorganization and proposed disclosure statement on December 23, 1999 was filed with the full support of the official committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of such Amended Joint Plan of Reorganization. On or about February 11, 2000, the Official Committee of Unsecured Creditors of CRIIMI MAE filed its own second amended plan of reorganization and second amended proposed disclosure statement, which, in general, provides for the liquidation of the assets of CRIIMI MAE. A hearing has been scheduled for April 25 and April 26, 2000 on the proposed disclosure statements filed with the Bankruptcy Court. There can be no assurance at this time that CRIIMI MAE's Amended Joint Plan of Reorganization will be confirmed and consummated

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages plus cash receipts from interest on short-term investments, are the Partnership's principal source of cash flow, and were sufficient for the years ended December 31, 1999, 1998 and 1997. The Partnership anticipates its cash flows to be sufficient to meet operating expense requirements for 2000.

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

Cash flow - 1999 versus 1998
----------------------------
     Net cash provided by operating activities decreased for 1999 as compared to 1998, primarily due to the decrease in mortgage investment income, as discussed previously. This decrease was partially offset by a decrease in receivables and other assets due to the receipt of mortgage payments that had been delinquent as of December 31, 1998.

     Net cash provided by investing activities increased for 1999 as compared to 1998, primarily due to proceeds received from the disposition of mortgages, as previously discussed. This increase was partially offset by a decrease in the receipt of principal from scheduled payments, due to the reduction in mortgage base.

     Net cash used in financing activities decreased for 1999 as compared to 1998, due to a reduction in the amount of distributions paid to partners in 1999.

Cash flow - 1998 versus 1997
----------------------------
     Net cash provided by operating activities decreased for 1998 as compared to 1997, primarily due to a decrease in mortgage investment income, as discussed previously, along with an increase in receivables and other assets caused by the Partnership's decision to no longer accrue interest on delinquent coinsured mortgages as of January 1998.

     Net cash provided by investing activities decreased for 1998 as compared to 1997, primarily due to a decrease in proceeds received from the disposition of mortgages. Additionally, principal received from scheduled payments decreased in 1998 due to mortgage dispositions.

     Net cash used in financing activities decreased slightly for 1998 as compared to 1997, due to a reduction in the amount of distributions paid to partners in 1998.


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

                                2000       2001         2002        2003         2004        Thereafter    Total    Fair Value
                                ----       ----         ----        ----         ----        ----------    -----    ----------
Insured Mortgages
(in millions)                   $5.7       $5.4         $5.0        $4.7         $6.3        $32.8        $59.9     $36.4

Average Interest Rate           8.15%      8.15%        8.13%       8.12%        8.11%       8.17%           --        --


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth in this Annual Report on Form 10-K commencing on page 25.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURES

     None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a), (b), (c), (e)
     The Partnership has no officers or directors. CRIIMI, Inc. holds a general partnership interest of 4.9%. The affairs of the Partnership are managed by the General Partner, which is wholly owned by CRIIMI MAE, a corporation whose shares are listed on the New York Stock Exchange.

     The general partner of the Advisor is AIM Acquisition and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. Pursuant to the terms of certain amendments to the partnership agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner, or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. CMSLP, an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CRIIMI MAE Services, Inc., an affiliate of CRIIMI MAE.

     The General Partner is also the general partner of AIM 84, AIM 85 and AIM 88, limited partnerships with investment objectives similar to those of the Partnership.

     The following table sets forth information concerning the executive officers and directors of CRIIMI MAE, the sole shareholder of the General Partner as of March 15, 2000:

Name                                        Age                  Position
-------                                     -----                ----------
William B. Dockser                          63                   Chairman of the Board

H. William Willoughby                       53                   President, Secretary and Director

Cynthia O. Azzara                           40                   Senior Vice President,
                                                                   Chief Financial Officer and
                                                                   Treasurer

David B. Iannarone                          39                   Senior Vice President and
                                                                   General Counsel

Brian L. Hanson                             38                   Senior Vice President

Garrett G. Carlson, Sr.                     62                   Director

G. Richard Dunnells                         62                   Director

Robert Merrick                              54                   Director

Robert E. Woods                             52                   Director


     William B. Dockser has served as Chairman of the Board of the General Partner since 1991. Mr. Dockser has been Chairman of the Board of CRIIMI MAE since 1989 and Chairman of the Board of CRIIMI MAE Financial Corporation since 1995. Mr. Dockser is also the founder of C.R.I., Inc. ("CRI"), serving as its Chairman of the Board since 1974.

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

     G. Richard Dunnells has served as Director of the General Partner since 1991. Mr. Dunnells has served as Director of CRIIMI MAE since 1991; Firm-wide Hiring Partner of the law firm of Holland & Knight since 1995; Chairman of the Washington, D.C. law firm of Dunnells & Duvall from 1989 to 1993; Senior Partner of such law firm from 1973 to 1993; Special Assistant to the Under-Secretary and Deputy Assistant Secretary for Housing and Urban Renewal and Deputy Assistant Secretary for Housing Management with the U.S. Department of Housing and Urban Development from 1969 to 1973; President's Commission on Housing from 1981 to 1982.

     Robert J. Merrick has served as Director of the General Partner since 1997. Mr. Merrick has served as Director of CRIIMI MAE since 1997; Chief Credit Officer and Director of MCG Credit Corporation since February 1998; Executive Vice President from 1985 and Chief Credit Officer of Signet Banking Corporation through 1997, also served as Chairman of the Credit Policy Committee and member of the Asset and Liability Committee and Management Committee; Credit Officer-Virginia Banking Corporation, an affiliate of Signet Bank/Virginia, from 1980 to 1984; Senior Vice President of Bank of Virginia from 1976 to 1980.

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

          None.

     (g)  Promoters and control persons.

          Not applicable.

     (h) Section 16(a) Beneficial Interest Ownership Compliance Reporting - Based solely on its review of Forms 3, 4, and 5 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 1999.


ITEM 11.   EXECUTIVE COMPENSATION

     The Partnership does not have any directors or officers. None of the directors or officers of the General Partner receive compensation from the Partnership, and the General Partner does not receive reimbursement from the Partnership for any portion of their salaries. Other information required by
Item 11 is hereby incorporated by reference herein to Note 7 of the Notes to Financial Statements of the Partnership.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The following table sets forth certain information regarding the beneficial ownership of Units as of February 17, 2000, by holders of more than five percent (5%) of the Partnership's Units.

                                                                       Number of           Percent of
Name                             Address                                 Units               Class
----                             -------                               ---------           ----------

Private Management               20 Corporate Park                      924,336              9.65%
Group, Inc.                      Suite 400
                                 Irvine, CA 92606

Financial and Investment         417 St. Joseph Street
Management Group, Ltd.           P.O. Box 40                            605,040              6.32%
                                 Suttins Bay, MI 49682

(b) The following table sets forth certain information regarding the beneficial ownership of the Partnership's Units as of February 17, 2000 by each director of the General Partner, each named executive officer of the General Partner, and by affiliates of the Partnership. Unless otherwise indicated, each Unitholder has sole voting and investment power with respect to the Units beneficially owned.


                             Amount and Nature                     Percentage
                                 of Units                           of Units
      Name                   Beneficially Owned                    Outstanding
------------------           ------------------                    -----------
William B. Dockser                11,000 (1)                            *
CRIIMI MAE                           500                                *

(1)  Includes 4,000 Units held by Mr. Dockser's wife
 *   Less than 1%

(c) There are no arrangements known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions with management and others.

     Note 7 of the Notes to Financial Statements of the Partnership's report which contains a discussion of the amounts, fees and other compensation paid or accrued by the Partnership to the directors and executive officers of the General Partner and their affiliates, is hereby incorporated by reference herein.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

         (a)(1)   Financial Statements:

                                                                                                            Page
Description                                                                                                Number
-----------                                                                                                ------
Balance Sheets as of December 31, 1999 and 1998...............................................                21

Statements of Income and Comprehensive Income for the years ended December 31, 1999, 1998
   and 1997...................................................................................                22

Statements of Changes in Partners' Equity for the years ended December 31, 1999, 1998 and 1997                23

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.................                24

Notes to Financial Statements.................................................................                25

(a)(2)     Financial Statement Schedules:

IV - Mortgage Loans on Real Estate............................................................                34

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

    10.13 Non-negotiable promissory note to American Insured Mortgage Investors L.P. -Series 88 in the amount of $658,486 dated April 1, 1997, incorporated by reference to Exhibit 10.13 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

    10.14 Amendment No. 2 to Reimbursement Agreement by Integrated Funding, Inc. and the AIM Funds, effective April 1, 1997, incorporated by reference to Exhibit 10.14 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

27.  Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-K filed during the last quarter of the fiscal year: None.

                       All other items are not applicable.

                                     PART IV

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     AMERICAN INSURE  MORTGAGE
                                                     INVESTORS L.P. - SERIES 86
                                                      (Registrant)

                                                     By:    CRIIMI, Inc.
                                                            General Partner

/s/ March 6, 2000                                    /s/ William B. Dockser
---------------------------                          ---------------------------
DATE                                                 William B. Dockser
                                                     Chairman of the Board


/s/ March 6, 2000                                    /s/ H. William Willoughby
---------------------------                          ---------------------------
DATE                                                 H. William Willoughby
                                                     President and Secretary


/s/ March 6, 2000                                    /s/ Cynthia O. Azzara
---------------------------                          ---------------------------
DATE                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer


/s/ March 6, 2000                                    /s/ Garrett G. Carlson, Sr.
---------------------------                          ---------------------------
DATE                                                 Garrett G. Carlson, Sr.
                                                     Director


/s/ March 6, 2000                                    /s/ G. Richard Dunnells
---------------------------                          ---------------------------
DATE                                                 G. Richard Dunnells
                                                     Director


/s/ March 6, 2000                                    /s/ Robert J. Merrick
---------------------------                          ---------------------------
DATE                                                 Robert J. Merrick
                                                     Director


/s/ March 6, 2000                                    /s/ Robert E. Woods
---------------------------                          ---------------------------
DATE                                                 Robert E. Woods
                                                     Director

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86



                              Financial Statements

                        as of December 31, 1999 and 1998


                             and for the Years Ended

                        December 31, 1999, 1998 and 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of American Insured Mortgage Investors L.P. - Series 86:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors L.P. - Series 86 (the "Partnership") as of December 31, 1999 and 1998, and the related statements of income and comprehensive income, changes in partners' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 1999 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Vienna, VA
March 15, 2000

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                                    December 31,      December 31,
                                                                       1999              1998
                                                                   -------------     -------------

                                     ASSETS

Investment in FHA-Insured Certificates and GNMA
   Mortgage-Backed Securities, at fair value:
      Originated insured mortgages                                  $         --      $ 22,479,721
      Acquired insured mortgages                                      31,452,045        33,305,292
                                                                    ------------      ------------
                                                                      31,452,045        55,785,013

Investment in FHA-Insured Loans, at amortized cost,
   net of unamortized discount and premium:
      Originated insured mortgages                                     4,242,873        33,853,462
      Acquired insured mortgages                                         967,057           975,086
                                                                    ------------      ------------
                                                                       5,209,930        34,828,548

Asset held for sale under coinsurance program                          4,656,113                 -

Cash and cash equivalents                                             20,199,791         1,064,294

Investment in affiliate                                                  642,504           650,803

Receivables and other assets                                           8,635,200         4,797,104
                                                                    ------------      ------------
      Total assets                                                  $ 70,795,583      $ 97,125,762
                                                                    ============      ============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                               $ 20,038,714      $  1,409,759

Note payable and due to affiliate                                        658,486           658,494

Accounts payable and accrued expenses                                    117,520           179,641
                                                                    ------------      ------------
      Total liabilities                                               20,814,720         2,247,894
                                                                    ------------      ------------
Partners' equity:
   Limited partners' equity, 15,000,000 Units authorized,
      9,576,290 Units issued and outstanding                          58,242,654       100,084,995
   General partners' deficit                                          (6,884,381)       (4,728,466)
   Accumulated other comprehensive income                             (1,377,410)         (478,661)
                                                                    ------------      ------------
      Total partners' equity                                          49,980,863        94,877,868
                                                                    ------------      ------------
      Total liabilities and partners' equity                         $70,795,583       $97,125,762
                                                                     ===========       ===========

                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                         For the years ended December 31,
                                                                     1999              1998              1997
                                                                 ------------      ------------      ------------
Income:
  Mortgage investment income                                     $  3,448,550       $  5,626,084     $ 10,130,219
  Interest and other income                                           462,058            431,667          498,501
                                                                 ------------       ------------     ------------
                                                                    3,910,608          6,057,751       10,628,720
                                                                 ------------       ------------     ------------

Expenses:
  Asset management fee to related parties                             540,758           746,504           976,807
  General and administrative                                          287,840           327,691           334,053
  Interest expense to affiliate                                        47,740            47,740            44,480
                                                                 ------------       -----------      ------------
                                                                      876,338         1,121,935         1,355,340
                                                                 ------------       -----------      ------------
Earnings before gain (loss) on mortgage
   dispositions and loan losses                                     3,034,270         4,935,816         9,273,380

Gains on mortgage dispositions                                        698,402           437,120           589,659

Loss on mortgage dispositions                                        (101,219)                -           (39,725)

Loan loss                                                                  -                  -          (387,325)
                                                                  -----------      ------------      ------------
     Net earnings                                                $  3,631,453      $  5,372,936      $  9,435,989
                                                                 ============      ============      ============
Other comprehensive income                                           (898,749)         (214,454)        3,148,174
                                                                 ------------      ------------      ------------
Comprehensive income                                             $  2,732,704      $  5,158,482      $ 12,584,163
                                                                 ============      ============      ============
Net earnings allocated to:
  Limited partners - 95.1%                                       $  3,453,512      $  5,109,662      $  8,973,626
  General partner -   4.9%                                            177,941           263,274           462,363
                                                                 ------------      ------------      ------------
                                                                 $  3,631,453      $  5,372,936      $  9,435,989
                                                                 ============      ============      ============

Net earnings per Limited Partnership Unit - Basic                $       0.36      $       0.53      $       0.94
                                                                 ============      ============      ============



                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

             For the years ended December 31, 1999, 1998, and 1997

                                                                                          Accumulated
                                                                                             Other
                                                       General            Limited         Comprehensive        Partners'
                                                       Partner            Partner            Income             Equity
                                                    -------------      -------------      -------------      -------------
Balance, January 1, 1997                            $  (2,612,029)     $ 141,161,141      $  (3,412,381)     $ 135,136,731

Net Earnings                                              462,363          8,973,626                  -          9,435,989

  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                          -                  -           3,148,174          3,148,174
  Distributions paid or accrued of $3.59 per Unit,
     including return of capital of $2.65 per Unit     (1,771,362)       (34,378,885)                 -        (36,150,247)
                                                     ------------      -------------      -------------      -------------
Balance, December 31, 1997                             (3,921,028)       115,755,882           (264,207)       111,570,647

Net Earnings                                              263,274          5,109,662                 -           5,372,936

  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                           -                  -           (214,454)          (214,454)
  Distributions paid or accrued of $2.17 per Unit,
     including return of capital of $1.64 per Unit     (1,070,712)       (20,780,549)                -         (21,851,261)
                                                    -------------      -------------      -------------      -------------
Balance, December 31, 1998                             (4,728,466)       100,084,995           (478,661)        94,877,868

Net Earnings                                              177,941          3,453,512                  -          3,631,453

  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                           -                  -           (898,749)          (898,749)
  Distributions paid or accrued of $4.73 per Unit,
     including return of capital of $4.37 per Unit     (2,333,856)       (45,295,853)                 -        (47,629,709)
                                                    -------------      -------------      -------------      -------------
Balance, December 31, 1999                          $  (6,884,381)     $  58,242,654      $  (1,377,410)     $  49,980,863
                                                    =============      =============      =============      =============

Limited Partnership Units outstanding - Basic, as of
    December 31, 1999, 1998, and 1997                                      9,576,290
                                                                       =============

                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                            STATEMENTS OF CASH FLOWS

                                                                                For the years ended December 31,
                                                                             1999             1998             1997
                                                                         ------------     ------------     ------------
Cash flows from operating activities:
 Net earnings                                                            $  3,631,453     $  5,372,936     $  9,435,989
 Adjustments to reconcile net earnings to net cash provided by operating activities:
   Gain on mortgage dispositions                                             (698,402)        (437,120)        (589,659)
   Loss on mortgage dispositions                                              101,219                -           39,725
   Loan loss reserve                                                              -                  -          387,325
   Changes in assets and liabilities:
     Decrease (increase) in investment in affiliate and due to affiliate        8,291            7,691           (7,503)
     (Decrease) increase in accounts payable and accrued expenses             (62,121)           9,202           34,745
     Decrease (increase) in receivables and other assets                      413,228          (44,194)      (1,794,082)
                                                                         ------------      -----------     ------------
        Net cash provided by operating activities                           3,393,668        4,908,515        7,506,540
                                                                         ------------      -----------     ------------
Cash flows from investing activities:
   Proceeds from disposition of mortgages                                  44,301,514       16,163,377       22,268,941
   Receipt of principal from scheduled payments                               441,069          690,260        1,069,862
                                                                         ------------      -----------     ------------
        Net cash provided by investing activities                          44,742,583       16,853,637       23,338,803
                                                                         ------------      -----------     ------------
Cash flows from financing activities:
   Distributions paid to partners                                         (29,000,754)     (44,709,492)     (45,414,377)
                                                                         ------------      -----------     ------------
Net increase (decrease) in cash and cash equivalents                       19,135,497      (22,947,340)     (14,569,034)

Cash and cash equivalents, beginning of year                                1,064,294       24,011,634       38,580,668
                                                                         ------------     ------------     ------------
Cash and cash equivalents, end of year                                   $ 20,199,791     $  1,064,294     $ 24,011,634
                                                                         ============     ============     ============

Non cash investing activity:
Receivables due from Patrician as a result of the foreclosure and sale of the properties underlying the mortgages on
St. Charles Place-Phase II and The Villas                                $  4,251,324     $          -     $          -


                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


1.    ORGANIZATION

     American Insured Mortgage Investors L.P. - Series 86 (the "Partnership") was formed under the Uniform Limited Partnership Act of the state of Delaware on October 31, 1985.

     CRIIMI, Inc. (the "General Partner") holds a partnership interest of 4.9% and is a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"). AIM
Acquisition Partners L.P. (the "Advisor") serves as the advisor to the Partnership, pursuant to an advisory agreement (the "Advisory Agreement"). The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner, or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CRIIMI MAE Services, Inc., an affiliate of CRIIMI MAE.

     Prior to the expiration of the Partnership's reinvestment period in December 1994, the Partnership was engaged in the business of originating mortgage loans ("Originated Insured Mortgages") and acquiring mortgage loans ("Acquired Insured Mortgages" and, together with Originated Insured Mortgages, referred to herein as "Insured Mortgages"). In accordance with the terms of the partnership agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act. The partnership agreement states that the Partnership will terminate on December 31, 2020, unless previously terminated under the provisions of the partnership agreement.

     On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). Such bankruptcy filings could result in certain adverse effects to the Partnership. For example, as a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner or to the general partner of CMSLP, the Partnership's sub-advisor, without approval from the bankruptcy court. Even though this restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership. Furthermore, the bankruptcy filings could negatively impact CMSLP which could result in the need to obtain another party to perform the services currently performed by CMSLP, as sub-advisor, pursuant to the Sub-Advisory Agreement.

     On December 23, 1999, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Amended Joint Plan of Reorganization and proposed disclosure statement with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The filing of such Amended Joint Plan of Reorganization and proposed disclosure statement on December 23, 1999 was filed with the full support of the official committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of such Amended Joint Plan of Reorganization. On or about February 11, 2000, the Official Committee of Unsecured Creditors of CRIIMI MAE filed its own second amended plan of reorganization and second amended proposed disclosure statement, which, in general, provides for the liquidation of the assets of CRIIMI MAE. A hearing has been scheduled for April 25 and April 26, 2000 on the proposed disclosure statements filed with the Bankruptcy Court. There can be no assurance at this time that CRIIMI MAE's Amended Joint Plan of Reorganization will be confirmed and consummated.


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

Reclassifications
-----------------
     Certain amounts in the financial statements for the years ended December 31, 1997 have been reclassified to conform to the 1999 and 1998 presentation.

Investment in Insured Mortgages
-------------------------------
     The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to FHA programs ("FHA-Insured Certificates"), mortgage-backed securities guaranteed by GNMA ("GNMA Mortgage-Backed Securities") and FHA-insured mortgage loans ("FHA-Insured Loans"). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities, and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

     Payments of principal and interest on FHA-Insured Certificates and FHA-Insured Loans are insured by the United States Department of Housing and Urban Development ("HUD") pursuant to Title 2 of the National Housing Act. Payments of principal and interest on GNMA Mortgage-Backed Securities are guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

     As of December 31, 1999, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 27 years. However, the partnership agreement states that the Partnership will terminate in approximately 21 years, on December 31, 2020, unless previously terminated under the provisions of the partnership agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates, the Partnership does not have the ability or intent, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be included in the Available for Sale category. Although the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default.

     In connection with this classification, as of December 31, 1999 and 1998, the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, with the unrealized losses on these assets reported as other comprehensive income and as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will be included as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will continue to be reported in earnings. The amortized cost of the GNMA Mortgage-Backed Securities and FHA-Insured Certificates in this category is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

     As of December 31, 1999 and 1998, Investment in FHA-Insured Loans is recorded at amortized cost.

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

Asset Held for Sale under Coinsurance Program
---------------------------------------------
     Asset Held for Sale under Coinsurance Program ("AHFS") represents property Integrated Funding, Inc. ("IFI"), an affiliate of the Partnership, has taken title of and the Partnership intends to sell. The Partnership accounts for AHFS at the lower of cost, or fair value less costs to sell, since its intent is to sell the asset in the short term and file coinsurance claims with HUD. The General Partner initially determined the estimated fair value of the AHFS and the General Partner periodically assesses the estimated current fair value of the property to determine whether additional loan losses are appropriate due to, among other factors, a change in market conditions affecting the properties. The loan losses related to this AHFS reduce the carrying value of the property.

Cash and Cash Equivalents
-------------------------
     Cash and cash equivalents consist of money market funds, time and demand deposits, commercial paper and repurchase agreements with original maturities of four months or less.

Investment in affiliate
-----------------------
     Represents an investment in IFI. This investment is accounted for under the equity method, which results in the original invested amount being increased for the Partnership's share of income and decreased for the Partnership's share of losses and distributions.

Income Taxes
------------
     No provision has been made for Federal, state or local income taxes in the accompanying statements of income and comprehensive income since they are the personal responsibility of the Unitholders.

Statements of Cash Flows
------------------------
     No cash payments were made for interest expense during the years ended December 31, 1999, 1998 and 1997. Since the statements of cash flows are intended to reflect only cash receipt and cash payment activity, the statements of cash flows do not reflect operating activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments.


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

                                         As of December 31, 1999          As of December 31, 1998
                                         Amortized        Fair            Amortized         Fair
                                           Cost           Value             Cost            Value
                                        -----------    -----------       -----------     -----------
Investment in FHA-Insured
  Certificates and GNMA
  Mortgage-Backed Securities:
  Originated Insured Mortgages          $        --    $        --       $23,066,799     $22,479,721
  Acquired Insured Mortgages             32,829,455     31,452,045        33,196,875      33,305,292
                                        -----------    -----------       -----------     -----------
                                        $32,829,455    $31,452,045       $56,263,674     $55,785,013
                                        ===========    ============      ===========     ===========
Investment in FHA-Insured
  Loans:
  Originated Insured Mortgages          $ 4,242,873    $ 3,968,952       $33,853,462     $33,031,725
  Acquired Insured Mortgage                 967,057        941,753           975,086       1,013,193
                                        -----------    -----------       -----------     -----------
                                        $ 5,209,930    $ 4,910,705       $34,828,548     $34,044,918
                                        ===========    ===========       ===========     ===========

Cash and cash equivalents               $20,199,791    $20,199,791       $ 1,064,294     $ 1,064,294
Accrued interest receivable             $   356,155    $   356,155       $ 4,186,044     $ 4,186,044

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Investment in FHA-Insured Certificates, GNMA Mortgage-Backed Securities
   and FHA-Insured Loans
-----------------------------------------------------------------------
     The fair value of the fully insured FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans is based on quoted market prices from an investment banking institution which trades these instruments as part of its day-to-day activities. In order to determine the fair value of the coinsured FHA-Insured Certificates, the Partnership valued the coinsured FHA-Insured Certificates as though they were fully insured (in the same manner fully insured FHA-Insured Certificates were valued). From this amount, the Partnership deducted a discount factor from the face value of the loan. This discount factor is based on the Partnership's historical analysis of the difference in fair value between coinsured FHA-Insured Certificates and fully insured FHA-Insured Certificates.

Cash and cash equivalents and accrued interest receivable
---------------------------------------------------------
     The carrying amount approximates fair value because of the short maturity of these instruments.


4.    COMPREHENSIVE INCOME

     Comprehensive Income includes net earnings as currently reported by the Partnership adjusted for other comprehensive income. Other comprehensive income for the Partnership is changes in unrealized gains and losses related to the Partnership's mortgages accounted for as available for sale. The table below breaks out other comprehensive income for the periods presented into the following two categories: (1) the change to unrealized gains and losses that relate to mortgages which were disposed of during the period with the resulting realized gain or loss reflected in net earnings (reclassification adjustments) and (2) the change in the unrealized gain or loss related to those investments that were not disposed of during the period.

                                                          1999              1998             1997
                                                       -----------       -----------      -----------
Reclassification adjustment for losses (gains)
  included in net income                               $   618,688       $   (82,441)     $ 1,092,899
Unrealized holding (losses) gains arising during
  the period                                            (1,517,437)         (132,013)       2,055,275
                                                       -----------       -----------      -----------
Net adjustment to unrealized gains (losses)
  on mortgages                                         $  (898,749)      $  (214,454)     $ 3,148,174
                                                       ===========       ===========      ===========


5.    INVESTMENT IN INSURED MORTGAGES

     The following is a discussion of the Partnership's insured mortgage investments, along with the risks related to each type of investment:

A.   Fully Insured  Originated  Insured Mortgages and Acquired Insured Mortgages
     ---------------------------------------------------------------------------
     Listed below is the Partnership's aggregate investment in fully Insured Mortgages as of December 31, 1999 and 1998:

                                                                          December 31,
                                                                   1999                     1998
                                                               ------------             ------------
Fully Insured Originated Mortgages:
  Number of Mortgages(1)(2)                                               1                        4
  Amortized Cost                                               $  4,242,873             $ 33,853,462
  Face Value                                                      4,088,804               32,697,883
  Fair Value                                                      3,968,952               33,031,725

Fully Insured Acquired Mortgages:
  Number of GNMA Mortgage-Backed Securities                               9                        9
  FHA-Insured Certificates                                                2                        2
  FHA-Insured Loan                                                        1                        1
  Amortized Cost                                               $ 33,796,512             $ 34,171,962
  Face Value                                                     33,726,879               34,099,137
  Fair Value                                                     32,393,798               34,318,485

(1) In February 1999, the mortgages on Iroquois Club Apartments and Greenbriar Place were prepaid. The Partnership received net proceeds of approximately $19.1 million and $5.7 million and recognized a gain of approximately $330,000 and a loss of approximately $101,000 for the mortgages on Iroquois Club Apartments and Greenbriar Place, respectively, for the year ended December 31, 1999. An aggregate distribution of $2.46 per Unit related to these prepayments was declared in March 1999 and was paid to Unitholders in May 1999.

(2) In September 1999, the mortgage on Argyle Place was prepaid. The Partnership received net proceeds of approximately $5.3 million and recognized a gain of approximately $369,000 for the year ended December 31, 1999. A distribution of $0.53 per Unit related to the prepayment of this mortgage was declared in October 1999 and was paid to Unitholders in February 2000.

     As of March 1, 2000, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest.

     In addition to base interest payments from fully Insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as "Participations"). During the years ended December 31, 1999, 1998 and 1997, the Partnership received additional interest of $12,503, $74,112, and $95,744, respectively, from the fully insured Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

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

     1.   Asset Held for Sale under Coinsurance Program
          ---------------------------------------------
          As of December 31, 1999, the Partnership had invested in one AHFS, Spring Lake Village, with an amortized cost of approximately $4.6 million and a face value of approximately $4.9 million. Spring Lake Village is a 141-unit garden apartment complex located in St. Petersburg, Florida. In July 1997, the General Partner instructed the servicer to file a notice of default with HUD. As of January 1, 1998, the Partnership discontinued the accrual of interest income. In March 1998, IFI completed foreclosure proceedings and obtained title to this property. A claim was filed with HUD on April 1, 1999. The Partnership expects to receive approximately $1.1 million from HUD, which includes net claim proceeds plus accrued interest on the unpaid principal balance of the mortgage, by the end of April 2000. Spring Lake Village is currently generating cash flows of approximately $20,000 per month. The cash reserve balance, as of March 1, 2000, is approximately $262,000. Outstanding capital improvements are expected to be paid from these reserves and should be completed within the next three to six months. The Partnership expects that the proceeds from the sale of this property, plus the claim from HUD will result in the recovery of a significant portion of amounts due and believes the cumulative loss reserve recognized, of $502,626, is adequate.

          As of December 31, 1998, the Partnership had recorded its investment in the mortgage on Spring Lake Village as Investment in FHA-Insured Certificate, at fair value, on the balance sheet. The loan amounts as of December 31, 1998 are as follows:

                                                            Cumulative
                   Amortized       Face          Fair       Loan Losses
                     Cost          Value         Value      Recognized
                  -----------   -----------   -----------   -----------
Spring Lake
 Village          $ 4,656,113   $ 4,898,740   $ 4,675,962   $   502,626


         2.    Coinsured by third party
               ------------------------
               Listed below are the Originated Insured Mortgages coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company ("Patrician"), under the HUD coinsurance program.

                                  December 31, 1999                           December 31, 1998
                      ----------------------------------------   ------------------------------------------
                       Amortized       Face          Fair         Amortized        Face           Fair
                         Cost          Value         Value          Cost           Value          Value
                      -----------   -----------   ------------   ------------   ------------   ------------
The Villas (a)        $        --   $        --   $       --     $ 15,412,759   $ 15,646,469   $ 14,905,685
St. Charles Place -
  Phase II (b)                 --            --           --        3,035,688      3,035,688      2,898,074
                      -----------   -----------   ------------   ------------   ------------   ------------
Total                 $        --   $        --   $       --     $ 18,448,447   $ 18,682,157   $ 17,803,759
                      ===========   ===========   ============   ============   ============   ============

(a) On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on The Villas. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on September 30, 1999. In October 1999, the Partnership received sales proceeds of approximately $11.7 million. Prior to the sale, the mortgagor had made payments of principal and interest due on the original mortgage through December 1995, and had made payments of principal and interest due under a modification agreement through August 1993. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. The remaining balance due, including accrued interest, as of December 31, 1999, is approximately $9.7 million and is expected to be received in the second half of 2000. A distribution of $1.16 per Unit related to the sale was declared in October 1999 and was paid to Unitholders in February 2000. The Partnership does not expect to recognize a loss related to this disposition, as the Partnership expects to recover all amounts due from HUD and Patrician.

(b) On October 14, 1993, Patrician filed a foreclosure action on the property underlying this coinsured mortgage. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $2.5 million. Prior to the sale, the mortgagor had made payments of principal and interest due on the mortgage through November 1995 to the Partnership. The remaining balance due, including accrued interest, as of December 31, 1999, is approximately $1.7 million and is expected to be received in the second half of 2000. The amount of the Partnership's investment in this mortgage represents the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 ("AIM 88"), an affiliate of the Partnership. A distribution of $0.24 per Unit related to the sale was declared in November 1999 and was paid to Unitholders in February 2000. The Partnership does not expect to recognize a loss related to this disposition, as it expects to recover all amounts due from Patrician.

     The General Partner intends to continue to oversee the Partnership's interest in these liabilities to ensure that Patrician meets its coinsurance obligations. However, the General Partner does not believe that there would be a material adverse impact on the Partnership's financial condition or its results of operations should Patrician be unable to comply with its full coinsurance obligation.

     In connection with the FHA-Insured Certificates secured by coinsured mortgages, the Partnership has sought, in addition to base interest payments, additional interest (commonly termed Participations) based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development. All of the FHA-Insured Certificates secured by coinsured mortgages contain such Participations. During the years ended December 31, 1999, 1998 and 1997, the Partnership did not receive any additional interest from the coinsured Participations.


6.    INVESTMENT IN AFFILIATE AND NOTE PAYABLE TO AFFILIATE

     In order to capitalize IFI with sufficient net worth under HUD regulations, in April 1994, AIM 88, an affiliate of the Partnership, transferred a GNMA mortgage-backed security in the amount of $2.0 million to IFI. The Partnership and American Insured Mortgages Investors L.P. - Series 85 ("AIM 85"), an affiliate of the Partnership, each issued a demand note payable to AIM 88 and recorded an investment in IFI through an affiliate ("AIM Mortgage, Inc") in proportion to each entity's coinsured mortgages for which IFI was mortgagee of record as of April 1, 1994. Interest expense on the note payable is based on an interest rate of 7.25% per annum. In April 1997, the GNMA mortgage-backed security, with a current balance of $1.9 million, was reallocated between the Partnership and AIM 88, since AIM 85 no longer holds coinsured mortgages.

     As of December 31, 1999, the Partnership owns a 34% ownership interest in AIM Mortgage, Inc. The remaining 66% ownership interest is held by AIM 88. AIM Mortgage, Inc. owns all of the outstanding preferred stock and common stock of IFI.

     IFI had entered into an expense reimbursement agreement with the Partnership, AIM 85 and AIM 88 (collectively the "AIM Funds") whereby IFI reimburses the AIM Funds for general and administrative expenses incurred on behalf of IFI. The expense reimbursement is allocated to the AIM Funds based on an amount proportionate to each entity's IFI coinsured mortgages. The expense reimbursement and the Partnership's equity interest in IFI's net income or loss, substantially equals the interest the Partnership pays on the note. In April 1997, this agreement was amended to exclude AIM 85 which no longer holds coinsured mortgages.


7.    TRANSACTIONS WITH RELATED PARTIES

     The principal officers of the General Partner for the years ended December 31, 1999, 1998 and 1997 did not receive fees for serving as officers of the General Partner, nor are any fees expected to be paid to the officers in the future.

     The General Partner, CMSLP and certain affiliated entities have, during the years ended December 31, 1999, 1998 and 1997, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------

                                 Capacity in Which                              For the years ended December 31,
Name of Recipient                   Served/Item                          1999             1998              1997
-----------------          ----------------------------               ----------       ----------        ----------
CRIIMI, Inc. (1)           General Partner/Distribution               $2,333,856       $1,070,712        $1,771,362

AIM Acquisition            Advisor/Asset Management Fee                  540,758          746,504           976,807
  Partners, L.P. (2)

CRIIMI MAE
  Management, Inc.         Affiliate of General Partner/                  45,744           42,883            52,530
                             Expense Reimbursement

(1)  The General Partner,  pursuant to amendments to the partnership  agreement,
     effective   September  6,  1991,   is  entitled  to  receive  4.9%  of  the
     Partnership's income, loss, capital and distributions,  including,  without limitation, the Partnership's adjusted cash from operations and proceeds of
     mortgage   prepayments,   sales  or  insurance  (both  as  defined  in  the
     partnership agreement).

(2) The Advisor, pursuant to the partnership agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.75% of Total
     Invested Assets. CMSLP, the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management
     Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $201,856, $278,684 and $364,368 for the years ended December 31, 1999, 1998 and 1997, respectively. The limited partner of CMSLP is a wholly-owned subsidiary of CRIIMI MAE, which filed for protection under Chapter 11 of the U.S. Bankruptcy Code.


8.    DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                             1999                   1998                  1997
                                           --------               --------              --------
Quarter ended March 31                     $   2.56(1)            $   0.15              $   0.75(5)(6)
Quarter ended June 30,                         0.10(2)                1.75(4)               0.21
Quarter ended September 30,                    0.08                   0.13                  0.22(6)
Quarter ended December 31,                     1.99(3)                0.14                  2.41(7)
                                           --------               --------              --------
                                           $   4.73               $   2.17              $   3.59
                                           ========               ========              ========

(1) This amount includes approximately $2.46 per Unit representing return of capital and gain from the prepayment of the following mortgages: Iroquis Club Apartments of $1.89 per Unit and Greenbriar Place of $0.57 per Unit.

(2) This amount includes approximately $0.01 per Unit representing previously undistributed accrued interest receivable from Spring Lake Village.

(3) This amount includes approximately $0.53 per Unit representing return of capital and gain from the prepayment of the mortgage on Argyle Place Apartments. In addition, this amount includes approximately $1.40 per Unit representing partial return of capital received as a result of the sale of St. Charles Place-Phase II and The Villas.

(4) This amount includes approximately $1.60 per Unit representing return of capital from the prepayment of the following mortgages: Oak Grove Apartments of $0.67 per Unit and Arbor Station Apartments of $0.93 per Unit.

(5) This amount includes approximately $0.53 per Unit representing return of capital from the prepayment of the mortgage on Carmen Drive Estates.

(6) This amount includes approximately $0.01 per Unit representing previously undistributed accrued interest receivable from St. Charles Place-Phase II and The Villas.

(7) This amount includes approximately $2.21 per Unit representing return of capital from the prepayment of the following mortgages: Ridgeview Chase Apartments of $0.95 per Unit and Woodland Apartments of $1.26 per Unit.

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


9.    PARTNERS' EQUITY

     Depositary Units representing economic rights in limited partnership interests ("Units") were issued at a stated value of $20. A total of 9,576,165 Units were issued for an aggregate capital contribution of $191,523,300. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 Units in exchange therefor.


10.      SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1999, 1998 and 1997:

      (In Thousands, Except Per Unit Data)

                                                                                          1999
                                                                                     Quarter ended
                                                                March 31        June 30       September 30     December 31
                                                                --------        -------       ------------     -----------
         Income                                                $   1,198       $     880       $     917       $     916
         Net gain on mortgage dispositions                           228              --             369              --
         Net earnings                                              1,166             680           1,071             714
         Net earnings per Limited Partnership Unit - Basic     $    0.12       $    0.07       $    0.11       $    0.06


                                                                                          1998
                                                                                     Quarter ended
                                                                March 31        June 30       September 30     December 31
                                                                --------        -------       ------------     -----------
         Income                                                $   1,819       $   1,424       $   1,495       $   1,320
         Gain on mortgage dispositions                                --             437              --              --
         Net earnings                                              1,507           1,575           1,244           1,047
         Net earnings per Limited Partnership Unit - Basic     $    0.15       $    0.16       $    0.12       $    0.10


                                                                                          1997
                                                                                     Quarter ended
                                                                March 31        June 30       September 30     December 31
                                                                --------        -------       ------------     -----------
         Income                                                $   2,838       $   2,658       $   2,570       $   2,563
         Net gain on mortgage dispositions                            --              --              --             550
         Loan loss                                                    --              --              --            (387)
         Net earnings                                              2,491           2,291           2,219           2,435
         Net earnings per Limited Partnership Unit - Basic     $    0.25       $    0.22       $    0.22       $    0.25


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1999

                                                                                                              Annual Payment
                                                               Interest                             Net         (Principal
                                                                Rate on         Face          Carrying             and
   Development Name/                             Maturity      Mortgage       Amount of          Value           Interest)
       Location                                    Date         (4)(5)       Mortgage (3)    (3)(6)(7)(10)        (4)(8)
--------------------                             --------      --------      -----------      -----------      -----------
ACQUIRED INSURED MORTGAGES:
---------------------------
Investment in FHA-Insured Certificates
(carried at fair value)

Southampton Apts., Grove City, OH                   4/27        8.50%        $ 1,939,227      $ 1,882,511      $   183,038
Pleasantview Nursing Home, Union, NJ                6/29        7.75%          3,362,460        3,163,043          290,532
                                                                             -----------      -----------
    Total investment in FHA-Insured Certificates -
      Acquired Insured Mortgages                                               5,301,687        5,045,554
                                                                             -----------      -----------

ACQUIRED INSURED MORTGAGES:
---------------------------
Investment in GNMA Mortgage-Backed Securities
(carried at fair value)

Brighton Manor, Petersburg, VA                      3/29        7.50%            996,350          957,252           80,487
Cyress Cove, Jacksonville, FL                       2/28        7.30%          6,732,247        6,468,772          547,655
Hickory Tree Apts., Indianapolis, IN                4/27        7.375%         3,375,779        3,243,833          279,281
Main Street Square, Roundrock, TX                   9/29        8.75%          1,333,333        1,304,101          122,820
Maple Manor, Syracuse, NY                           4/29        7.375%         1,205,252        1,157,973           97,570
Mountain Village Apts., Tucson, AZ                  5/29        7.50%          1,308,262        1,256,912          105,511
Oakwood Garden Apts., San Jose, CA                 10/23        7.75%          9,334,968        8,972,495          813,878
Regency Park Apts., North St. Paul, MN              4/24        7.00%          1,395,915        1,341,831          116,236
Sunflower Apts., Tucson, AZ                         5/29        7.50%          1,772,911        1,703,322          142,984
                                                                             -----------      -----------
    Total investment in GNMA Mortgage- Backed
      Securities-Acquired Insured Mortgages                                   27,455,017       26,406,491
                                                                             -----------      -----------
    Total investment in FHA-Insured Certificates
       and GNMA Mortgage-Backed Securities                                    32,756,704       31,452,045
                                                                             -----------      -----------


ORIGINATED INSURED MORTGAGE:
----------------------------
Fully Insured Mortgage
----------------------
Investment in FHA-Insured Loans
 (carried at amortized cost) (2)

Colony Square Apts, Rocky Mount, NC (1)            10/28        8.25%          4,088,804        4,242,873          372,352
                                                                             -----------      -----------
Total investment in FHA-Insured Loans -
  Fully Insured Mortgages                                                      4,088,804        4,242,873
                                                                             -----------      -----------

ACQUIRED INSURED MORTGAGE:
--------------------------
Investment in FHA-Insured Loan
(carried at amortized cost)(2)

Winburn Square, Lexington, KY                       1/27        9.00%            970,175          967,057           95,829
                                                                             -----------      -----------
     Total investment in FHA-Insured Loans                                     5,058,979        5,209,930
                                                                             -----------      -----------
     TOTAL INVESTMENT IN INSURED MORTGAGES                                    37,815,683       36,661,975
                                                                             -----------      -----------

ASSETS HELD FOR SALE UNDER COINSURANCE PROGRAM:
-----------------------------------------------
Spring Lake Village, St. Petersburg, FL             7/29        8.75%          4,898,740(9)     4,656,113          458,031
                                                                             -----------      -----------
     TOTAL                                                                   $42,714,423      $41,318,088
                                                                             ===========      ===========



              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1999

(1) The mortgage on Colony Square Apartments possesses a special assignment option, in its mortgage document, which allows the Partnership, anytime after April 2002, to require payment of the unpaid principal balance of the mortgage. At such time, the borrower must make payment to the Partnership or the Partnership may cancel the FHA insurance and institute foreclosure proceedings.

(2)  Inclusive of closing costs and acquisition fees.

(3) Prepayment of these insured mortgages would be based upon the unpaid principal balance at the time of prepayment.

(4) This represents the base interest rate during the permanent phase of this insured mortgage loan. Additional interest (referred to as Participations) measured as a percentage of the net cash flow from the development and of the net proceeds from sale, refinancing or other disposition of the underlying development (as defined in the participation agreements), will also be due. During the years ended December 31, 1999, 1998 and 1997, the Partnership received additional interest of $12,503, $74,112 and $95,744, respectively, from the Participations.

(5) In addition, the servicer or the sub-servicer of the Insured Mortgage, primarily unaffiliated third parties, is entitled to receive compensation for certain services rendered.

(6) A reconciliation of the carrying value of the Insured Mortgages, including AHFS, for the years ended December 31, 1999 and 1998, is as follows:

                                                                    1999                        1998
                                                                ------------                ------------
Beginning balance                                               $ 90,613,561                $107,244,532
   Amount reclassified to Receivables and other assets
      related to The Villas and St. Charles Place - Phase II      (4,251,324)                         --
   Principal receipts on Insured Mortgages                          (441,069)                   (690,260)
   Gain on mortgage dispositions                                     698,402                     437,120
   Loss on mortgage dispositions                                    (101,219)                         --
   Disposition of mortgages                                      (44,301,514)                (16,163,377)
   Adjustment to unrealized gains (losses) on
     investments in Insured Mortgages                               (898,749)                   (214,454)
                                                                ------------                ------------
Ending balance                                                  $ 41,318,088                $ 90,613,561
                                                                ============                ============

(7) The mortgages underlying the Partnership's investment in FHA-Insured Certificates, GNMA Mortgage-Backed Securities, and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

(8) Principal and interest are payable at level amounts over the life of the Insured Mortgages.

(9) Represents principal amount subject to delinquent principal or interest. The cumulative loan loss reserve as of December 31, 1999 is $502,626. See
     Note 5 of the Notes to Financial Statements.

(10) As of December 31, 1999 and 1998,  the tax basis of the Insured  Mortgages,
     including  AHFS,  was  approximately   $42.0  million  and  $88.7  million,
     respectively.