Form 10-Q
period 2000-03-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 2000-05-12
CIK 784014

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                 March 31, 2000
                                                      --------------


Commission file number                                   1-12704
----------------------                                   -------


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
               (Exact name of registrant as specified in charter)


            Delaware                                    13-2943272
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


11200 Rockville Pike, Rockville, Maryland                  20852
-----------------------------------------                 --------
(Address of principal executive offices)                 (Zip Code)


                                 (301) 816-2300
               --------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X] No [ ]

     As of March 31, 2000, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000




                                                                                                        PAGE
                                                                                                        ----
Item 1.         Financial Statements

                  Balance Sheets - March 31, 2000 (unaudited) and December 31, 1999                       4

                  Statements of Income and Comprehensive Income - for the three months
                           ended March 31, 2000 and 1999 (unaudited)                                      5

                  Statement of Changes in Partners' Equity - for the three months ended
                           March 31, 2000 (unaudited)                                                     6

                  Statements of Cash Flows - for the three months ended March 31, 2000 and
                           1999 (unaudited)                                                               7

                  Notes to Financial Statements (unaudited)                                               8

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                    13

Item 2A.        Qualitative and Quantitative Disclosures about Market Risk                               16

PART II.        Other Information

Item 6.         Exhibits and Reports on Form 8-K                                                         17

                Signature                                                                                18

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                             March 31,       December 31,
                                                               2000             1999
                                                           ------------      ------------
                                                           (Unaudited)
                        ASSETS
Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                             $ 31,380,445      $ 31,452,045

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Originated insured mortgages                              4,233,001         4,242,873
    Acquired insured mortgage                                   964,935           967,057
                                                           ------------      ------------
                                                              5,197,936         5,209,930

Asset held for sale under coinsurance program                 4,656,113         4,656,113

Cash and cash equivalents                                     1,121,677        20,199,791

Investment in affiliate                                         642,504           642,504

Receivables and other assets                                  8,468,565         8,635,200
                                                           ------------      ------------
      Total assets                                         $ 51,467,240      $ 70,795,583
                                                           ============      ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                         $ 704,879      $ 20,038,714

Note payable and due to affiliate                               670,422           658,486

Accounts payable and accrued expenses                           115,290           117,520
                                                           ------------      ------------
      Total liabilities                                       1,490,591        20,814,720
                                                           ------------      ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    9,576,290 Units issued and outstanding                   58,215,188        58,242,654
  General partners' deficit                                  (6,885,796)       (6,884,381)
  Accumulated other comprehensive income                     (1,352,743)       (1,377,410)
                                                           ------------      ------------
      Total Partners' equity                                 49,976,649        49,980,863
                                                           ------------      ------------
      Total liabilities and partners' equity               $ 51,467,240      $ 70,795,583
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

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)


                                                    For the three months ended
                                                             March 31,
                                                  -----------------------------
                                                      2000             1999
                                                  -----------       -----------
Income:
  Mortgage investment income                      $   720,811       $ 1,138,663
  Interest and other income                           114,475            59,652
                                                  -----------       -----------
                                                      835,286         1,198,315
                                                  -----------       -----------

Expenses:
  Asset management fee to related parties              87,996           160,961
  General and administrative                           59,357            87,648
  Interest expense to affiliate                        11,935            11,933
                                                  -----------       -----------
                                                      159,288           260,542
                                                  -----------       -----------
Net earnings before gains on
  mortgage dispositions                               675,998           937,773

Net gains on mortgage dispositions                          -           228,333
                                                  -----------       -----------

Net earnings                                      $   675,998       $ 1,166,106
                                                  ===========       ===========

Other comprehensive income (loss)                      24,667          (824,844)
                                                  -----------       -----------
Comprehensive income                              $   700,665       $   341,262
                                                  -----------       -----------

Net earnings allocated to:
  Limited partners - 95.1%                        $   642,874       $ 1,108,967
  General Partner -   4.9%                             33,124            57,139
                                                  -----------       -----------
                                                  $   675,998       $ 1,166,106
                                                  ===========       ===========

Net earnings per Unit of limited
  partnership interest - basic                    $      0.07       $      0.12
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

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 2000

                                   (Unaudited)

                                                                                           Accumulated
                                                                                             Other
                                                        General           Limited         Comprehensive
                                                        Partner           Partner            Income            Total
                                                      ------------      ------------      ------------      ------------
Balance, December 31, 1999                            $ (6,884,381)     $ 58,242,654      $ (1,377,410)     $ 49,980,863

  Net earnings                                              33,124           642,874                 -           675,998

  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                          -                 -              24,667            24,667

  Distributions paid or accrued of $0.07 per Unit,
     including return of capital of $0 per Unit            (34,539)         (670,340)                -          (704,879)
                                                      ------------      ------------      ------------      ------------

Balance, March 31, 2000                               $ (6,885,796)     $ 58,215,188      $ (1,352,743)     $ 49,976,649
                                                      ============      ============      ============      ============

Limited Partnership Units outstanding - basic, as
  of March 31, 2000                                                        9,576,290
                                                                           =========

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

               AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                          For the three months ended
                                                                                                   March 31,
                                                                                            2000             1999
                                                                                         -----------      -----------
Cash flows from operating activities:
   Net earnings                                                                          $   675,998      $ 1,166,106
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gain on mortgage dispositions                                                            -         (228,333)
      Changes in assets and liabilities:
         Increase in note payable and due to affiliate                                        11,936           12,876
         (Decrease) increase in accounts payable and accrued expenses                         (2,230)         181,851
         Decrease in receivables and other assets                                            166,635          348,720
                                                                                         -----------      -----------

            Net cash provided by operating activities                                        852,339        1,481,220
                                                                                         -----------      -----------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                     108,261          110,673
   Proceeds from mortgage dispositions                                                             -       24,845,325
                                                                                         -----------      -----------

            Net cash provided by investing activities                                        108,261       24,955,998
                                                                                         -----------      -----------

Cash flows from financing activities:
Distributions paid to partners                                                           (20,038,714)      (1,409,759)
                                                                                         -----------      -----------

            Net cash used in financing activities                                        (20,038,714)      (1,409,759)
                                                                                         -----------      -----------

Net (decrease) increase in cash and cash equivalents                                     (19,078,114)      25,027,459

Cash and cash equivalents, beginning of period                                            20,199,791        1,064,294
                                                                                         -----------      -----------

Cash and cash equivalents, end of period                                                 $ 1,121,677      $26,091,753
                                                                                         ===========      ===========


                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.    ORGANIZATION

     American Insured Mortgage Investors L.P. - Series 86 (the Partnership) was formed under the Uniform Limited Partnership Act of the state of Delaware on October 31, 1985. The Partnership Agreement ("Partnership Agreement") states that the Partnership will terminate on December 31, 2020, unless previously terminated under the provisions of the Partnership Agreement.

     CRIIMI, Inc. (the "General Partner") holds a partnership interest of 4.9% and is a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"). AIM
Acquisition Partners L.P. (the "Advisor") serves as the advisor to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

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

     On April 25, 2000, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Third Amended Joint Plan of Reorganization (the "Plan") and proposed Second Amended Disclosure Statement (the "Disclosure Statement") with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The Plan and Disclosure Statement were filed with the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually satisfactory unsecured debt documentation, the Plan also has the support of the Official Committee of Unsecured Creditors of CRIIMI MAE, which was previously pursuing its own plan of reorganization. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the plan. On April 25, 2000, the Bankruptcy Court held a hearing on approval of the Disclosure Statement filed by the Debtors. At the conclusion of the hearing, the Bankruptcy Court directed CRIIMI MAE and Citicorp Real Estate, Inc./ Salomon Smith Barney Inc., the only creditor whose objection to the Disclosure Statement was before the Bankruptcy Court, to submit additional legal briefs by May 9, 2000. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.


2.    BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 2000 and December 31, 1999 and the results of its operations for the three months ended March 31, 2000 and 1999 and its cash flows for the three months ended March 31, 2000 and 1999.

     These unaudited  financial  statements  have been prepared  pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1999.

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

3.    INVESTMENT IN INSURED MORTGAGES

     The  following  is  a  discussion  of  the   Partnership's   investment  in
FHA-Insured Loans, FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of March 31, 2000 and December 31, 1999:

      Fully Insured Originated Insured Mortgages and Acquired Insured Mortgages
      -------------------------------------------------------------------------

     Listed below is the Partnership's aggregate investment in fully Insured Mortgages as of March 31, 2000 and December 31, 1999:

                                                                March 31, 2000          December 31, 1999
                                                                --------------          -----------------
         Fully Insured Originated Insured:
           Number of Mortgages                                               1                         1
           Amortized Cost                                         $  4,233,001              $  4,242,873
           Face Value                                                4,079,988                 4,088,804
           Fair Value                                                3,966,371                 3,968,952

         Fully Insured Acquired Insured:
           Number of
             GNMA Mortgage-Backed Securities                                 9                         9
             FHA-Insured Certificates                                        2                         2
             FHA-Insured Loan                                                1                         1

           Amortized Cost                                         $ 33,698,122              $ 33,796,512
           Face Value                                               33,629,302                33,726,879
           Fair Value                                               32,321,535                32,393,798

     As May 1, 2000 all of the Partnership's fully Insured Mortgage investments are current with respect to the payment of principal and interest.

     In addition to base interest payments from Fully Insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three months ended March 31, 2000 and 1999, the Partnership received additional interest of $16,844 and $0 respectively, from the fully insured Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.

      Asset Held for Sale under Coinsurance Program
      ---------------------------------------------

     As of March 31, 2000 and December 31, 1999, the Partnership had invested in one Asset Held for Sale under Coinsurance Program ("AHFS"), Spring Lake Village, with an amortized cost of approximately $4.7 million and a face value of approximately $4.9 million. Spring Lake Village is a 141-unit garden apartment complex located in St. Petersburg, Florida. In July 1997, the General Partner instructed the servicer to file a notice of default with HUD. As of January 1, 1998, the Partnership discontinued the accrual of interest income. In March 1998, Integrated Funding, Inc. ("IFI"), an affiliate of the Partnership, completed foreclosure proceedings and obtained title to this property. A claim was filed with HUD on April 1, 1999. In April 2000, the Partnership received assignment proceeds in the form of a 9.125% debenture. The debenture, with a face value of $783,981, will earn interest semi-annually on January 1 and July
1. Debenture proceeds will be distributed to Unitholders upon redemption of the debenture. In addition, approximately $178,000 of retroactive interest, from the date of default of the mortgage, was received from the debenture in April 2000. The debenture plus interest received equals approximately 20% of amounts due as of March 31, 2000. A distribution of $0.02 per Unit related to this coinsurance claim was declared in April 2000 and is expected to be paid to Unitholders in August 2000.

     Spring Lake Village is currently generating net cash flows of approximately $40,000 per month. The cash reserve balance, held by the servicer, as of March 1, 2000, is approximately $291,000. Outstanding capital improvements are expected to be paid from these reserves and should be completed within the next two to five months. Marketing efforts will continue when the capital improvements are near completion. The Partnership expects that the proceeds from the sale of this property plus the claim from HUD will result in the recovery of a significant portion of amounts due and believes the cumulative loss reserve recognized, of $502,626, is adequate.

     Coinsured by third party
     ------------------------

     The following is a discussion of the two Originated Insured Mortgages coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company ("Patrician"), under the HUD coinsurance program.

     On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on The Villas. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on September 30, 1999. In October 1999, the Partnership received sales proceeds of approximately $11.7 million. Prior to the sale, the mortgagor had made payments of principal and interest due on the original mortgage through December 1995, and had made payments of principal and interest due under a modification agreement through August 1993. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. The remaining balance due, including accrued interest, as of March 31, 2000, is approximately $9.9 million and is expected to be received by the end of 2000. A distribution of $1.16 per Unit related to the sale was declared in October 1999 and was paid to Unitholders in February 2000. The Partnership does not expect to recognize a loss related to this disposition, as it expects to recover the amounts due from HUD and Patrician.

     On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on St. Charles Place-Phase II. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $2.5 million. Prior to the sale, the mortgagor had made payments of principal and interest due on the mortgage through November 1995 to the Partnership. The remaining balance due, including accrued interest, as of March 31, 2000, is approximately $1.7 million and is expected to be received by the end of 2000. The amount of the Partnership's investment in this mortgage represents the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 ("AIM 88"), an affiliate of the Partnership. A distribution of $0.24 per Unit related to the sale was declared in November 1999 and was paid to Unitholders in February 2000. The Partnership does not expect to recognize a loss related to this disposition, as it expects to recover the amounts due from Patrician.

     The General Partner intends to continue to oversee the Partnership's interest in these receivables to ensure that Patrician meets its coinsurance obligations. However, the General Partner does not believe that there would be a material adverse impact on the Partnership's financial condition or its results of operations should Patrician be unable to comply with its full coinsurance obligation.


4.    INVESTMENT IN AFFILIATE, NOTE PAYABLE AND DUE TO AFFILIATE

     In order to capitalize IFI with sufficient net worth under HUD regulations, in April 1994, AIM 88, an affiliate of the Partnership, transferred a GNMA mortgage-backed security in the amount of $2.0 million to IFI. The Partnership and American Insured Mortgages Investors L.P. - Series 85 ("AIM 85"), an affiliate of the Partnership, each issued a demand note payable to AIM 88 and recorded an investment in IFI through an affiliate ("AIM Mortgage, Inc.") in proportion to each entity's coinsured mortgages for which IFI was mortgagee of record as of April 1, 1994. Interest expense on the note payable is based on an interest rate of 7.25% per annum. In April 1997, the GNMA mortgage-backed security, with a current balance of $1.9 million, was reallocated between the Partnership and AIM 88, since AIM 85 no longer holds coinsured mortgages.

     As of March 31, 2000, the Partnership owns a 34% ownership interest in AIM Mortgage, Inc. The remaining 66% ownership interest is held by AIM 88. AIM Mortgage, Inc. owns all of the outstanding preferred stock and common stock of IFI.

     IFI had entered into an expense reimbursement agreement with the Partnership, AIM 85 and AIM 88 (collectively the "AIM Funds") whereby IFI reimburses the AIM Funds for general and administrative expenses incurred on behalf of IFI. The expense reimbursement is allocated to the AIM Funds based on an amount proportionate to each entity's IFI coinsured mortgages. The expense reimbursement and the Partnership's equity interest in IFI's net income or loss, substantially equals the interest the Partnership pays on the note. In April 1997, this agreement was amended to exclude AIM 85, which no longer holds coinsured mortgages.

5.    DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 2000 and 1999 are as follows:

                                            2000       1999
                                          ------     ------

       Quarter ended March 31,            $ 0.07     $ 2.56(1)
                                          ------     ------
                                          $ 0.07     $ 2.56
                                          ======     ======




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

6.    TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three months ended March 31, 2000 and 1999, earned or received compensation or payments for services from the Partnership as follows:

                                   COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                   -----------------------------------------------

                                                                                     For the
                                                                                three months ended
                                                                                     March 31,
             Name of Recipient           Capacity in Which Served/item           2000        1999
             -----------------           -----------------------------           ----        ----
        CRIIMI, Inc.(1)                  General Partner/Distribution          $34,539    $1,263,144

        AIM Acquisition Partners,        Advisor/Asset Management Fee           87,996       160,961
         L.P.(2)

        CRIIMI MAE Management, Inc.      Affiliate of General
                                          Partner/Expense Reimbursement         11,445         7,258

(1) The General Partner, pursuant to amendments to the Partnership Agreement, is entitled to receive 4.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.75% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP, the sub-advisor to the Partnership is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $33,685 and $60,085 for the three months ended March 31, 2000 and 1999, respectively. The limited partner of CMSLP is a wholly-owned subsidiary of CRIIMI MAE Inc., which filed for protection under chapter 11 of the Bankruptcy Code.

PART I.    FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "contemplates," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory and litigation matters,
(ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages and (v) defaulted mortgages. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

General
-------

     As of March 31, 2000, the Partnership had invested in 13 insured mortgages, with an aggregate amortized cost of approximately $38 million, an aggregate face value of approximately $38 million and an aggregate fair value of approximately $36 million, as discussed below.

     As of March 31, 2000, all of the fully insured FHA-Insured Certificates, GNMA Mortgage Backed Securities and FHA-Insured Loans were current with respect to payment of principal and interest.

     As of March 31, 2000 and December 31, 1999, the Partnership had invested in one Asset Held for Sale under Coinsurance Program ("AHFS"), Spring Lake Village, with an amortized cost of approximately $4.7 million and a face value of approximately $4.9 million. Spring Lake Village is a 141-unit garden apartment complex located in St. Petersburg, Florida. In July 1997, the General Partner instructed the servicer to file a notice of default with HUD. As of January 1, 1998, the Partnership discontinued the accrual of interest income. In March 1998, Integrated Funding, Inc. ("IFI"), an affiliate of the Partnership, completed foreclosure proceedings and obtained title to this property. A claim was filed with HUD on April 1, 1999. In April 2000, the Partnership received assignment proceeds in the form of a 9.125% debenture. The debenture, with a face value of $783,981, will earn interest semi-annually on January 1 and July
1. Debenture proceeds will be distributed to Unitholders upon redemption of the debenture. In addition, approximately $178,000 of retroactive interest, from the date of default of the mortgage, was received from the debenture in April 2000. The debenture plus interest received equals approximately 20% of amounts due as of March 31, 2000. A distribution of $0.02 per Unit related to this coinsurance claim was declared in April 2000 and is expected to be paid to Unitholders in August 2000.

     Spring Lake Village is currently generating net cash flows of approximately $40,000 per month. The cash reserve balance, held by the servicer, as of March 1, 2000, is approximately $291,000. Outstanding capital improvements are expected to be paid from these reserves and should be completed within the next two to five months. Marketing efforts will continue when the capital improvements are near completion. The Partnership expects that the proceeds from the sale of this property plus the claim from HUD will result in the recovery of a significant portion of amounts due and believes the cumulative loss reserve recognized, of $502,626, is adequate.

Results of Operations
---------------------

     Net earnings decreased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, primarily due to a decrease in mortgage investment income, as discussed below, and a decrease in net gains on mortgage dispositions, as discussed below.

     Mortgage investment income decreased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of three mortgage dispositions with an aggregate principal balance of approximately $29 million, representing an approximate 43% decrease in the aggregate principal balance of the fully insured mortgages since February 1999.

     Interest and other income increased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fees to related parties decreased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, due to the decrease in the mortgage base.

     General and administrative expense decreased for the three months ended March 31, 2000 as compared to the corresponding period in 1999, primarily due to the decrease in the mortgage base, a decrease in temporary employment costs and a decrease in coinsurance expense related to the disposition of Spring Lake Village.

     Net gains on mortgage dispositions decreased for the three months ended March 31, 2000, as compared to the corresponding period in 1999. During the three months ended March 31, 2000, the partnership recognized no gains or losses. During the three months ended March 31, 1999, the Partnership recognized a gain of approximately $329,552 from the prepayment of the mortgage on Iroquois Club Apartments. In addition, during the three months ended March 31, 1999, the Partnership recognized a loss of approximately $101,219 on the prepayment of the mortgage on Greenbriar Place.

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

     On April 25, 2000, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Third Amended Joint Plan of Reorganization (the "Plan") and proposed Second Amended Disclosure Statement (the "Disclosure Statement") with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The Plan and Disclosure Statement were filed with the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually satisfactory unsecured debt documentation, the Plan also has the support of the Official Committee of Unsecured Creditors of CRIIMI MAE, which was previously pursuing its own plan of reorganization. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the Plan. On April 25, 2000, the Bankruptcy Court held a hearing on approval of the Disclosure Statement filed by CRIIMI MAE and CRIIMI MAE Management, Inc. At the conclusion of the hearing, the Bankruptcy Court directed CRIIMI MAE and Citicorp Real Estate,Inc./Salomon Smith Barney Inc., the only creditor whose objection to the Disclosure Statement was before the Bankruptcy Court, to submit additional legal briefs by May 9, 2000. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first three months of 2000 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased for the three months ended March 31, 2000, as compared to the corresponding period in 1999. This decrease is primarily the result of a decrease in the mortgage base, as discussed previously, and a decrease in the change in receivables and other assets and accounts payable and accrued expenses. The change in receivables and other assets is due to the receipt of delinquent mortgage payments received in the first quarter of 1999. The change in accounts payable and accrued expenses is due to the timing of payment of asset management fee to related parties.

     Net cash provided by investing activities decreased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, primarily due to a decrease in proceeds received from the disposition of mortgages.

     Net cash used in financing activities increased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, due to an increase in the amount of distributions paid to partners in the first three months of 2000 versus the same period in 1999.

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

     Management has determined that there has not been a material change as of March 31, 2000, in market risk from December 31, 1999 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 1999.

PART II.   OTHER INFORMATION
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2000.

      The exhibits filed as part of this report are listed below:

           Exhibit No.          Description
           -----------          -----------

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

                                           AMERICAN INSURED MORTGAGE
                                           INVESTORS L.P. - SERIES 86
                                           (Registrant)

                                           By:  CRIIMI, Inc.
                                                General Partner


May 12, 2000                               /s/ Cynthia O. Azzara
------------                               ---------------------
DATE                                       Cynthia O. Azzara
                                           Senior Vice President,
                                           Chief Financial Officer and
                                           Treasurer