Form 10-Q
period 2000-06-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 2000-08-10
CIK 784014

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                         June 30, 2000
                                                              -------------

Commission file number                                            1-12704
                                                                  -------


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
               (Exact name of registrant as specified in charter)


            Delaware                                   13-2943272
 ------------------------------              ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------                --------
(Address of principal executive offices)                (Zip Code)

                                 (301) 816-2300
                                ----------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of June 30, 2000, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000





                                                                                                        PAGE
                                                                                                        ----

PART I.         Financial Information

Item 1.         Financial Statements

                  Balance Sheets - June 30, 2000 (unaudited) and December 31, 1999                        4

                  Statements of Income and Comprehensive Income - for the three and six
                           months ended June 30, 2000 and 1999 (unaudited)                                5

                  Statement of Changes in Partners' Equity - for the six months ended
                           June 30, 2000 (unaudited)                                                      6

                  Statements of Cash Flows - for the six months ended June 30, 2000 and
                           1999 (unaudited)                                                               7

                  Notes to Financial Statements (unaudited)                                               8

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                    13

Item 2A.          Qualitative and Quantitative Disclosures about Market Risk                             16

PART II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                       17

Signature                                                                                                18

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                               June 30,        December 31,
                                                                 2000              1999
                                                             ------------      ------------
                                                             (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                               $ 31,080,810      $ 31,452,045

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Originated insured mortgages                                4,222,934         4,242,873
    Acquired insured mortgage                                     962,764           967,057
                                                             ------------      ------------
                                                                5,185,698         5,209,930

Asset held for sale under coinsurance program                   3,780,047         4,656,113

Cash and cash equivalents                                       1,270,707        20,199,791

Investment in FHA debenture, at fair value                        782,456                 -

Investment in affiliate                                           633,538           642,504

Receivables and other assets                                    8,354,658         8,635,200
                                                             ------------      ------------
      Total assets                                           $ 51,087,914      $ 70,795,583
                                                             ============      ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $    956,622      $ 20,038,714

Note payable and due to affiliate                               658,486           658,486

Accounts payable and accrued expenses                           112,826           117,520
                                                           ------------      ------------
      Total liabilities                                       1,727,934        20,814,720
                                                           ------------      ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    9,576,290 Units issued and outstanding                   57,821,846        58,242,654
  General partners' deficit                                  (6,906,064)       (6,884,381)
  Accumulated other comprehensive income                     (1,555,802)       (1,377,410)
                                                           ------------      ------------
      Total Partners' equity                                 49,359,980        49,980,863
                                                           ------------      ------------
      Total liabilities and partners' equity               $ 51,087,914      $ 70,795,583
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

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                      For the three months ended         For the six months ended
                                                               June 30,                          June 30,
                                                     ----------------------------      ----------------------------
                                                        2000             1999             2000             1999
                                                     -----------      -----------      -----------      -----------
Income:
  Mortgage investment income                         $   701,968      $   824,754      $ 1,422,779      $ 1,963,417
  Interest and other income                               18,675           54,991          133,150          114,643
                                                     -----------      -----------      -----------      -----------
                                                         720,643          879,745        1,555,929        2,078,060
                                                     -----------      -----------      -----------      -----------

Expenses:
  Asset management fee to related parties                100,197          129,771          188,193          290,732
  General and administrative                              66,372           58,199          125,729          145,847
  Interest expense to affiliate                           11,062           11,937           22,997           23,870
                                                     -----------      -----------      -----------      -----------
                                                         177,631          199,907          336,919          460,449
                                                     -----------      -----------      -----------      -----------
Net earnings before gains on
  mortgage dispositions                                  543,012          679,838        1,219,010        1,617,611

Net gains on mortgage dispositions                             -               -                 -          228,333
                                                     -----------      -----------      -----------      -----------
Net earnings                                         $   543,012      $   679,838      $ 1,219,010      $ 1,845,944
                                                     ===========      ===========      ===========      ===========

Other comprehensive income (loss)                       (203,059)      (1,051,223)        (178,392)      (1,876,067)
                                                     -----------      -----------      -----------      -----------
Comprehensive income                                 $   339,953      $  (371,385)     $ 1,040,618      $   (30,123)
                                                     -----------      -----------      -----------      -----------

Net earnings allocated to:
  Limited partners - 95.1%                           $   516,404      $   646,526      $ 1,159,279      $ 1,755,493
  General Partner -   4.9%                                26,608           33,312           59,731           90,451
                                                     -----------      -----------      -----------      -----------
                                                     $   543,012      $   679,838      $ 1,219,010      $ 1,845,944
                                                     ===========      ===========      ===========      ===========

Net earnings per Unit of limited
  partnership interest - basic                       $      0.05      $      0.07      $      0.12      $      0.18
                                                     ===========      ===========      ===========      ===========

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                     For the six months ended June 30, 2000

                                   (Unaudited)

                                                                                              Accumulated
                                                                                                Other
                                                            General           Limited        Comprehensive
                                                            Partner           Partner           Income             Total
                                                          ------------      ------------      ------------      ------------

Balance, December 31, 1999                                $ (6,884,381)     $ 58,242,654      $ (1,377,410)     $ 49,980,863

  Net earnings                                                  59,731         1,159,279                 -         1,219,010

  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                                -                 -          (178,392)         (178,392)

  Distributions paid or accrued of $0.165 per Unit,
     including return of capital of $0.045 per Unit            (81,414)       (1,580,087)                -        (1,661,501)
                                                          ------------      ------------      ------------      ------------

Balance, June 30, 2000                                    $ (6,906,064)     $ 57,821,846      $ (1,555,802)     $ 49,359,980
                                                          ============      ============      ============      ============

Limited Partnership Units outstanding - basic, as
  of June 30, 2000                                                             9,576,290
                                                                               =========

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                              STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                                                                             For the six months ended
                                                                                                     June 30,
                                                                                              2000             1999
                                                                                           -----------      -----------
Cash flows from operating activities:
   Net earnings                                                                            $ 1,219,010      $ 1,845,944
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gain on mortgage dispositions                                                              -         (228,333)
      Changes in assets and liabilities:
         Decrease in accounts payable, accrued expenses and note payable to affiliate           (4,694)         (12,575)
         Decrease in receivables and other assets                                              280,542          560,037
         Decrease in investment in affiliate                                                     8,966            8,299
                                                                                           -----------      -----------

            Net cash provided by operating activities                                        1,503,824        2,173,372
                                                                                           -----------      -----------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                       218,600          223,476
   Proceeds from mortgage dispositions                                                          92,085       24,845,325
                                                                                           -----------      -----------

            Net cash provided by investing activities                                          310,685       25,068,801
                                                                                           -----------      -----------

Cash flows from financing activities:
   Distributions paid to partners                                                             (20,743,593)     (27,188,205)
                                                                                           -----------      -----------


            Net cash used in financing activities                                          (20,743,593)     (27,188,205)
                                                                                           -----------      -----------


Net (decrease) increase in cash and cash equivalents                                       (18,929,084)          53,968

Cash and cash equivalents, beginning of period                                              20,199,791        1,064,294
                                                                                           -----------      -----------

Cash and cash equivalents, end of period                                                   $ 1,270,707      $ 1,118,262
                                                                                           ===========      ===========

Non-cash investing activity:
9.125% debenture received from HUD in exchange for Spring Lake Village coinsurance claim   $   783,981      $         -

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

     On April 25, 2000, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Plan") and proposed Second Amended Disclosure Statement (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Proposed Disclosure Statement") with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The Plan and Proposed Disclosure Statement were filed with the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually satisfactory unsecured debt documentation, the Plan also has the support of the Official Committee of Unsecured Creditors of CRIIMI MAE, which was previously pursuing its own plan of reorganization. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the Plan.

     Beginning on April 25, 2000, the Bankruptcy Court held a hearing on approval of the Proposed Disclosure Statement filed by CRIIMI MAE and CRIIMI MAE Management, Inc. At the conclusion of the hearing, the Bankruptcy Court directed CRIIMI MAE and Salomon Smith Barney Inc./Citicorp Securities, Inc. and Citicorp Real Estate, Inc. (together "Citigroup"), the only creditor whose objection to the Proposed Disclosure Statement was before the Bankruptcy Court, to submit additional legal briefs by May 9, 2000. On July 12, 2000, the Bankruptcy Court entered an order overruling the objections raised by Citigroup. On July 21, 2000, CRIIMI MAE and Citigroup reached a settlement regarding the treatment of Citigroup's claims under the Plan. The settlement resolved Citigroup's objections to the Proposed Disclosure Statement.

     The Bankruptcy Court has scheduled a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and all equity security holders in connection with the Plan. Once the Proposed Disclosure Statement has been approved by the Bankruptcy Court, the Plan will be sent together with the approved Disclosure Statement to members of all classes of impaired creditors and all equity security holders for acceptance or rejection. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.


2.    BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 2000 and December 31, 1999 and the results of its operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999.

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

3.    INVESTMENT IN INSURED MORTGAGES

     The  following  is  a  discussion  of  the   Partnership's   investment  in
FHA-Insured Loans, FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of June 30, 2000 and December 31, 1999:

Fully Insured Originated Insured Mortgages and Acquired Insured Mortgages
-------------------------------------------------------------------------

     Listed below is the Partnership's aggregate investment in fully Insured Mortgages as of June 30, 2000 and December 31, 1999:

                                                                 June 30, 2000            December 31, 1999
                                                                 -------------            -----------------
         Fully Insured Originated Insured:
           Number of Mortgages                                               1                         1
           Amortized Cost                                         $  4,222,934              $  4,242,873
           Face Value                                                4,070,988                 4,088,804
           Fair Value                                                3,921,909                 3,968,952

         Fully Insured Acquired Insured:
           Number of
             GNMA Mortgage-Backed Securities                                 9                         9
             FHA-Insured Certificates                                        2                         2
             FHA-Insured Loan                                                1                         1

           Amortized Cost                                         $ 33,597,852              $ 33,796,512
           Face Value                                               33,529,850                33,726,879
           Fair Value                                               32,011,299                32,393,798

     As of August 1, 2000 all of the Partnership's fully Insured Mortgage investments are current with respect to the payment of principal and interest.

     In addition to base interest payments from Fully Insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and six months ended June 30, 2000, the Partnership received additional interest of $0 and $16,844, respectively, from the fully insured Participations. During the three and six months ended June 30, 1999, the Partnership received additional interest of $12,503 and $12,503, respectively, from the fully insured Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.

Asset Held for Sale under Coinsurance Program
---------------------------------------------

     As of June 30, 2000, the Partnership had invested in one Asset Held for Sale under Coinsurance Program ("AHFS"), Spring Lake Village, with an amortized cost of approximately $3.8 million and a face value of approximately $4.0 million. Spring Lake Village is a 141-unit garden apartment complex located in St. Petersburg, Florida. In July 1997, the General Partner instructed the servicer to file a Notice of Default with HUD. As of January 1, 1998, the Partnership discontinued the accrual of interest income. In March 1998, Integrated Funding, Inc. ("IFI"), an affiliate of the Partnership, completed foreclosure proceedings and obtained title to this property. A claim was filed with HUD on April 1, 1999. In April 2000, the Partnership received assignment proceeds in the form of a 9.125% debenture. The debenture, with a face value of approximately $784,000 and a fair value of approximately $782,000 as of June 30, 2000, will earn interest semi-annually on January 1 and July 1. The Partnership plans to hold the debenture until it is called or date of maturity, on July 1, 2017, whichever comes first. At that time debenture proceeds will be distributed to Unitholders. In addition, approximately $178,000 of retroactive interest, from the date of default of the mortgage, was received from the debenture in April 2000. The debenture and its related interest will reduce the amortized cost of this asset until disposition of the property. A distribution of $0.02 per Unit related to this coinsurance claim was declared in April 2000 and was paid to Unitholders in August 2000.

     Spring Lake Village is currently generating net cash flows of approximately $40,000 per month. The cash reserve balance held by the servicer, as of July 15, 2000, is approximately $361,000. Outstanding capital improvements are expected to be paid from these reserves and should be completed within the next few months. Marketing efforts will begin in August 2000. The Partnership expects that the proceeds from the sale of this property plus the claim from HUD will result in the recovery of a significant portion of amounts due and believes the cumulative loss reserve recognized, of $502,626, is adequate.

Coinsured by third party
------------------------

     The following is a discussion of the two Originated Insured Mortgages coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company ("Patrician"), under the HUD coinsurance program.

     On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on The Villas. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on September 30, 1999. In October 1999, the Partnership received sales proceeds of approximately $11.7 million. A distribution of $1.16 per Unit related to the sale was declared in October 1999 and was paid to Unitholders in February 2000. Prior to the sale, the mortgagor had made payments of principal and interest due on the original mortgage through December 1995, and had made payments of principal and interest due under a modification agreement through August 1993. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. The remaining balance due, including accrued interest, as of June 30, 2000, is approximately $10.2 million and is expected to be received by the end of 2000. The Partnership does not expect to recognize a loss related to this disposition, as it expects to recover the amounts due from Patrician.

     On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on St. Charles Place-Phase II. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $2.5 million. A distribution of $0.24 per Unit related to the sale was declared in November 1999 and was paid to Unitholders in February 2000. Prior to the sale, the mortgagor had made payments of principal and interest due on the mortgage through November 1995 to the Partnership. The remaining balance due, including accrued interest, as of June 30, 2000, is approximately $1.7 million and is expected to be received by the end of 2000. The amount of the Partnership's investment in this mortgage represents the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 ("AIM 88"), an affiliate of the Partnership. The Partnership does not expect to recognize a loss related to this disposition, as it expects to recover the amounts due from Patrician.

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

     As of June 30, 2000, the Partnership owns a 34% ownership interest in AIM Mortgage, Inc. The remaining 66% ownership interest is held by AIM 88. AIM Mortgage, Inc. owns all of the outstanding preferred stock and common stock of IFI.

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

5.    DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 2000 and 1999 are as follows:

                                           2000       1999
                                          ------     ------

       Quarter ended March 31,            $0.070     $ 2.56(2)
       Quarter ended June 30,              0.095(1)    0.10(3)
                                          ------     ------
                                          $0.165     $ 2.66
                                          ======     ======


(1) This amount includes approximately $0.02 per Unit representing interest from receipt of HUD debenture in exchange for the Spring Lake Village HUD coinsurance claim.
(2) This amount includes approximately $2.46 per Unit representing return of capital and gain from the prepayment of the following mortgages: Iroquois Club Apartments of $1.89 per Unit and Greenbriar Place of $0.57 per Unit.
(3) This amount includes approximately $0.01 per Unit representing previously undistributed accrued interest receivable from Spring Lake Village.

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

6.    TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three and six months ended June 30, 2000 and 1999, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                                                                       For the                   For the
                                                                                 three months ended          six months ended
                                                                                      June 30,                   June 30,
Name of Recipient                    Capacity in Which Served/item               2000          1999          2000         1999
-----------------                    -----------------------------            ----------    ----------    ----------   -----------

CRIIMI, Inc.(1)                      General Partner/Distribution             $   46,874    $  49,341     $ 81,414     $1,312,485

AIM Acquisition Partners, L.P.(2)    Advisor/Asset Management Fee                100,197      129,771      188,193        290,732


CRIIMI MAE Management, Inc.          Affiliate of General Partner/Expense
                                            Reimbursement                         14,716       14,408       26,161         21,666

(1) The General Partner, pursuant to amendments to the Partnership Agreement, is entitled to receive 4.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.75% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP, the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $37,401 and $71,086 for the three and six months ended June 30, 2000, respectively and $48,441 and $108,526 for the three and six months ended June 30, 1999, respectively. The limited partner of CMSLP is a wholly-owned subsidiary of CRIIMI MAE Inc., which filed for protection under chapter 11 of the Bankruptcy Code.

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

Year 2000
---------

     During the transition from 1999 to 2000, the Partnership did not experience any significant problems or errors in its information technology systems or date-sensitive embedded technology that controls certain systems. Based on operations since January 1, 2000, the Partnership does not expect any significant impact to its business, operations, or financial condition as a result of the Year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. The Partnership is not aware of any significant Year 2000 problems affecting third parties with which the Partnership interfaces directly or indirectly.

General
-------

     As of June 30, 2000, the Partnership had invested in 13 insured mortgages, with an aggregate amortized cost of approximately $38 million, an aggregate face value of approximately $38 million and an aggregate fair value of approximately $36 million, as discussed below.

     As of August 1, 2000, all of the fully insured FHA-Insured Certificates, GNMA Mortgage Backed Securities and FHA-Insured Loans were current with respect to payment of principal and interest.

     As of June 30, 2000, the Partnership had invested in one Asset Held for Sale under Coinsurance Program ("AHFS"), Spring Lake Village, with an amortized cost of approximately $3.8 million and a face value of approximately $4.0 million. Spring Lake Village is a 141-unit garden apartment complex located in St. Petersburg, Florida. In July 1997, the General Partner instructed the servicer to file a Notice of Default with HUD. As of January 1, 1998, the Partnership discontinued the accrual of interest income. In March 1998, Integrated Funding, Inc. ("IFI"), an affiliate of the Partnership, completed foreclosure proceedings and obtained title to this property. A claim was filed with HUD on April 1, 1999. In April 2000, the Partnership received assignment proceeds in the form of a 9.125% debenture. The debenture, with a face value of approximately $784,000 and a fair value of approximately $782,000 as of June 30, 2000, will earn interest semi-annually on January 1 and July 1. The Partnership plans to hold the debenture until it is called or date of maturity, on July 1, 2017, whichever comes first. At that time debenture proceeds will be distributed to Unitholders. In addition, approximately $178,000 of retroactive interest, from the date of default of the mortgage, was received from the debenture in April 2000. The debenture and its related interest will reduce the amortized cost of this asset until disposition of the property. A distribution of $0.02 per Unit related to this coinsurance claim was declared in April 2000 and was paid to Unitholders in August 2000.

     Spring Lake Village is currently generating net cash flows of approximately $40,000 per month. The cash reserve balance, held by the servicer, as of July 15, 2000, is approximately $361,000. Outstanding capital improvements are expected to be paid from these reserves and should be completed within the next few months. Marketing efforts will begin in August 2000. The Partnership expects that the proceeds from the sale of this property plus the claim from HUD will result in the recovery of a significant portion of amounts due and believes the cumulative loss reserve recognized, of $502,626, is adequate.

     On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on The Villas. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on September 30, 1999. In October 1999, the Partnership received sales proceeds of approximately $11.7 million. A distribution of $1.16 per Unit related to the sale was declared in October 1999 and was paid to Unitholders in February 2000. Prior to the sale, the mortgagor had made payments of principal and interest due on the original mortgage through December 1995, and had made payments of principal and interest due under a modification agreement through August 1993. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. The remaining balance due, including accrued interest, as of June 30, 2000, is approximately $10.2 million and is expected to be received by the end of 2000. The Partnership does not expect to recognize a loss related to this disposition, as it expects to recover the amounts due from Patrician.

     On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on St. Charles Place-Phase II. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $2.5 million. A distribution of $0.24 per Unit related to the sale was declared in November 1999 and was paid to Unitholders in February 2000. Prior to the sale, the mortgagor had made payments of principal and interest due on the mortgage through November 1995 to the Partnership. The remaining balance due, including accrued interest, as of June 30, 2000, is approximately $1.7 million and is expected to be received by the end of 2000. The amount of the Partnership's investment in this mortgage represents the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 ("AIM 88"), an affiliate of the Partnership. The Partnership does not expect to recognize a loss related to this disposition, as it expects to recover the amounts due from Patrician.

Results of Operations
---------------------

     Net earnings decreased for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, primarily due to a decrease in mortgage investment income, as discussed below. For the six months ended June 30, 2000, there was also a decrease in net gains on mortgage dispositions, as discussed below.

     Mortgage investment income decreased for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of three mortgage dispositions since February 1999 with an aggregate principal balance of approximately $29 million, representing an approximate 43% decrease in the aggregate principal balance of the fully insured mortgages.

     Interest and other income decreased for the three months ended June 30, 2000, and increased for the six months ended June 30, 2000, as compared to the corresponding periods in 1999. This is primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fees to related parties decreased for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, due to the decrease in the mortgage base.

     General and administrative expense increased for the three months ended June 30, 2000, and decreased for the six months ended June 30, 2000, as compared to the corresponding periods in 1999. The increase for the three month period is primarily due to an increase in legal costs related to the disposition of The Villas and St. Charles Place-Phase II. The decrease for the six month period is primarily due to the decrease in the mortgage base and a decrease in coinsurance expense related to the disposition of Spring Lake Village.

     Net gains on mortgage dispositions decreased for the six months ended June 30, 2000, as compared to the corresponding period in 1999. During the six months ended June 30, 2000, the Partnership recognized no gains or losses. During the six months ended June 30, 1999, the Partnership recognized a gain of approximately $329,552 from the prepayment of the mortgage on Iroquois Club Apartments and a loss of approximately $101,219 on the prepayment of the mortgage on Greenbriar Place.

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

     On April 25, 2000, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Plan") and proposed Second Amended Disclosure Statement (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Proposed Disclosure Statement" with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The Plan and Proposed Disclosure Statement were filed with the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually satisfactory unsecured debt documentation, the Plan also has the support of the Official Committee of Unsecured Creditors of CRIIMI MAE, which was previously pursuing its own plan of reorganization. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the Plan.

     Beginning on April 25, 2000, the Bankruptcy Court held a hearing on approval of the Proposed Disclosure Statement filed by CRIIMI MAE and CRIIMI MAE Management, Inc. At the conclusion of the hearing, the Bankruptcy Court directed CRIIMI MAE and Salomon Smith Barney Inc./Citicorp Securities, Inc. and Citicorp Real Estate, Inc. (together "Citigroup"), the only creditor whose objection to the Proposed Disclosure Statement was before the Bankruptcy Court, to submit additional legal briefs by May 9, 2000. On July 12, 2000, the Bankruptcy Court entered an order overruling the objections raised by Citigroup. On July 21, 2000, CRIIMI MAE and Citigroup reached a settlement regarding the treatment of Citigroup's claims under the Plan. The settlement resolved Citigroup's objections to the Proposed Disclosure Statement.

     The Bankruptcy Court has scheduled a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and all equity security holders in connection with the Plan. Once the Proposed Disclosure Statement has been approved by the Bankruptcy Court, the Plan will be sent together with the approved Disclosure Statement to members of all classes of impaired creditors and all equity security holders for acceptance or rejection. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.

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

     Net cash provided by operating activities decreased for the six months ended June 30, 2000, as compared to the corresponding period in 1999. This decrease is primarily the result of a decrease in the mortgage base and a decrease in the change in receivables and other assets. The change in receivables and other assets is due to the receipt of delinquent mortgage payments received in the first quarter of 1999.

     Net cash provided by investing activities decreased for the six months ended June 30, 2000, as compared to the corresponding period in 1999, primarily due to a decrease in proceeds received from the disposition of mortgages.

     Net cash used in financing activities decreased for the six months ended June 30, 2000, as compared to the corresponding period in 1999, due to a decrease in the amount of distributions paid to partners in the first six months of 2000 versus the same period in 1999.

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

     Management has determined that there has not been a material change as of June 30, 2000, in market risk from December 31, 1999 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 1999.

PART II.   OTHER INFORMATION
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2000.

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

                                                     AMERICAN INSURED MORTGAGE
                                                     INVESTORS L.P. - SERIES 86
                                                     (Registrant)

                                                     By:  CRIIMI, Inc.
                                                     General Partner


August 10,  2000                                     /s/ Cynthia O. Azzara
----------------                                     ---------------------
DATE                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer