Form 10-Q
period 2000-09-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 2000-11-13
CIK 784014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                         September 30, 2000
                                                              ------------------

Commission file number                                              1-12704
                                                                    -------


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
              ----------------------------------------------------
               (Exact name of registrant as specified in charter)


           Delaware                                      13-2943272
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                 11200 Rockville Pike, Rockville, Maryland 20852
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (301) 816-2300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of September 30, 2000, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000





                                                                                                        PAGE
                                                                                                        ----
PART I.        Financial Information

Item 1.        Financial Statements

                  Balance Sheets - September 30, 2000 (unaudited) and December 31, 1999                   4

                  Statements of Income and Comprehensive Income - for the three and nine
                           months ended September 30, 2000 and 1999 (unaudited)                           5

                  Statement of Changes in Partners' Equity - for the nine months ended
                           September 30, 2000 (unaudited)                                                 6

                  Statements of Cash Flows - for the nine months ended September 30, 2000 and
                           1999 (unaudited)                                                               7

                  Notes to Financial Statements (unaudited)                                               8

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                    13

Item 2A.          Qualitative and Quantitative Disclosures about Market Risk                             16

PART II.       Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                       17

Signature                                                                                                18

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                          September 30,      December 31,
                                                              2000              1999
                                                          -------------      -------------
                                                          (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                            $  31,191,351      $  31,452,045

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Originated insured mortgages                              4,212,669          4,242,873
    Acquired insured mortgage                                   960,544            967,057
                                                          -------------      -------------
                                                              5,173,213          5,209,930

Asset held for sale under coinsurance program                 3,762,163          4,656,113

Cash and cash equivalents                                     1,019,202         20,199,791

Investment in FHA debenture, at fair value                      783,981                  -

Investment in affiliate                                         633,538            642,504

Receivables and other assets                                  8,348,305          8,635,200
                                                          -------------      -------------
      Total assets                                        $  50,911,753      $  70,795,583
                                                          =============      =============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                         $ 755,228      $  20,038,714

Note payable and due to affiliate                               669,984            658,486

Accounts payable and accrued expenses                           116,347            117,520
                                                          -------------      -------------
      Total liabilities                                       1,541,559         20,814,720
                                                          -------------      -------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    9,576,290 Units issued and outstanding                   57,629,915         58,242,654
  General partners' deficit                                  (6,915,953)        (6,884,381)
  Accumulated other comprehensive income                     (1,343,768)        (1,377,410)
                                                          -------------      -------------
      Total Partners' equity                                 49,370,194         49,980,863
                                                          -------------      -------------
      Total liabilities and partners' equity              $  50,911,753      $  70,795,583
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                     For the three months ended       For the nine months ended
                                                            September 30,                   September 30,
                                                     --------------------------      --------------------------
                                                        2000           1999             2000           1999
                                                     -----------    -----------      -----------    -----------
Income:
  Mortgage investment income                         $   699,932    $   805,111      $ 2,122,711    $ 2,768,528
  Interest and other income                               17,097        111,622          150,247        226,265
                                                     -----------    -----------      -----------    -----------
                                                         717,029        916,733        2,272,958      2,994,793
                                                     -----------    -----------      -----------    -----------

Expenses:
  Asset management fee to related parties                 97,307        129,771          285,500        420,503
  General and administrative                              54,816         72,430          180,545        218,277
  Interest expense to affiliate                           11,498         11,935           34,495         35,805
                                                     -----------    -----------      -----------    -----------
                                                         163,621        214,136          500,540        674,585
                                                     -----------    -----------      -----------    -----------
Net earnings before gains on
  mortgage dispositions                                  553,408        702,597        1,772,418      2,320,208

Net gains on mortgage dispositions                             -        368,850                -        597,183
                                                     -----------    -----------      -----------    -----------

Net earnings                                         $   553,408    $ 1,071,447      $ 1,772,418    $ 2,917,391
                                                     ===========    ===========      ===========    ===========

Other comprehensive income (loss)                        212,034      1,203,178           33,642       (672,889)
                                                     -----------    -----------      -----------    -----------
Comprehensive income                                 $   765,442    $ 2,274,625      $ 1,806,060    $ 2,244,502
                                                     -----------    -----------      -----------    -----------

Net earnings allocated to:
  Limited partners - 95.1%                           $   526,291    $ 1,018,946      $ 1,685,570    $ 2,774,439
  General Partner -   4.9%                                27,117         52,501           86,848        142,952
                                                     -----------    -----------      -----------    -----------
                                                     $   553,408    $ 1,071,447      $ 1,772,418    $ 2,917,391
                                                     ===========    ===========      ===========    ===========

Net earnings per Unit of limited
  partnership interest - basic                            $ 0.05         $ 0.11           $ 0.18         $ 0.29
                                                          ======         ======           ======         ======

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                  For the nine months ended September 30, 2000

                                   (Unaudited)

                                                                                        Accumulated
                                                                                           Other
                                                          General         Limited      Comprehensive
                                                          Partner         Partner         Income          Total
                                                       -------------   -------------   -------------   -------------
Balance, December 31, 1999                             $  (6,884,381)  $  58,242,654   $  (1,377,410)  $  49,980,863

  Net earnings                                                86,848       1,685,570               -       1,772,418

  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                              -               -          33,642          33,642

  Distributions paid or accrued of $0.24 per Unit,
     including return of capital of $0.06 per Unit          (118,420)     (2,298,309)              -      (2,416,729)
                                                       -------------   -------------   -------------   -------------

Balance, September 30, 2000                            $  (6,915,953)  $  57,629,915   $  (1,343,768)  $  49,370,194
                                                       =============   =============   =============   =============

Limited Partnership Units outstanding - basic, as
  of September 30, 2000                                                    9,576,290
                                                                           =========

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                               For the nine months ended
                                                                                                      September 30,
                                                                                                 2000             1999
                                                                                             ------------     ------------
Cash flows from operating activities:
   Net earnings                                                                              $  1,772,418     $  2,917,391
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gain on mortgage dispositions                                                                 -         (597,183)
      Changes in assets and liabilities:
         Increase in accounts payable, accrued expenses and note payable to affiliate              10,325           18,505
         Decrease in receivables and other assets                                                 286,895          475,909
         Decrease in investment in affiliate                                                        8,966            8,299
                                                                                             ------------     ------------

            Net cash provided by operating activities                                           2,078,604        2,822,921
                                                                                             ------------     ------------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                          331,053          334,843
   Proceeds from mortgage dispositions                                                            109,969       30,175,978
                                                                                             ------------     ------------

            Net cash provided by investing activities                                             441,022       30,510,821
                                                                                             ------------     ------------

Cash flows from financing activities:
   Distributions paid to partners                                                             (21,700,215)     (28,195,177)
                                                                                             ------------     ------------

            Net cash used in financing activities                                             (21,700,215)     (28,195,177)
                                                                                             ------------     ------------

Net (decrease) increase in cash and cash equivalents                                          (19,180,589)       5,138,565

Cash and cash equivalents, beginning of period                                                 20,199,791        1,064,294
                                                                                             ------------     ------------

Cash and cash equivalents, end of period                                                     $  1,019,202     $  6,202,859
                                                                                             ============     ============

Non-cash investing activity:
9.125% debenture received from HUD in exchange for Spring Lake Village coinsurance claim     $    783,981     $          -


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

     The United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") held a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and equity security holders in connection with the Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Plan"). On August 24, 2000, the Bankruptcy Court entered an order approving the proposed Second Amended Joint Disclosure Statement (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 21, and August 18, 2000, the "Disclosure Statement") and other proposed solicitation materials. The Bankruptcy Court scheduled a confirmation hearing on the Plan for November 15, 2000 and set September 5, 2000 as the voting record date for determining the holders of common stock, preferred stock, 9-1/8 percent senior notes and general unsecured creditors entitled to vote to accept or reject the Plan. CRIIMI MAE and CRIIMI MAE Management, Inc. distributed copies of the Plan, the Proposed Disclosure Statement and other solicitation materials including ballots during the week of September 10, 2000 to members of all classes of impaired creditors and all equity security holders for acceptance or rejection. The votes by impaired classes of creditors and shareholders on the Plan have been tabulated. All impaired classes, which voted on the Plan, voted overwhelmingly to accept the Plan. An affidavit certifying the voting results was filed with the Bankruptcy Court on November 3, 2000. On November 3, 2000, Merrill Lynch, German American Capital Corporation ("GACC") (two of CRIIMI MAE's largest secured creditors) and a shareholder filed objections to confirmation of the Plan. Discussions are continuing in an effort to resolve those objections before the November 15, 2000 confirmation hearing date. There can be no assurance that CRIIMI MAE will reach a mutually acceptable agreement with Merrill Lynch, GACC and the shareholder prior to the confirmation hearing date.

     The Plan and Disclosure Statement has the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually acceptable documentation, evidencing the secured financing to be provided by the unsecured creditors, the Official Committee of Unsecured Creditors of CRIIMI MAE has agreed to support confirmation of the Plan. The Official Committee of Unsecured Creditors had previously filed its own plan of reorganization and proposed disclosure statement, but has asked the Bankruptcy Court, subject to completion of mutually acceptable debt documentation, to defer consideration of its plan and proposed disclosure statement. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the Plan. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.


2.  BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 2000 and December 31, 1999 and the results of its operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999.

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


3.  INVESTMENT IN INSURED MORTGAGES

     The  following  is  a  discussion  of  the   Partnership's   investment  in
FHA-Insured Loans, FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of September 30, 2000 and December 31, 1999:

Fully Insured Originated Insured Mortgages and Acquired Insured Mortgages
-------------------------------------------------------------------------

     Listed below is the  Partnership's  aggregate  investment  in fully Insured
Mortgages:

                                                                September 30, 2000        December 31, 1999
                                                                ------------------        -----------------
         Fully Insured Originated Insured:
           Number of Mortgages                                               1                         1
           Amortized Cost                                          $ 4,212,669              $  4,242,873
           Face Value                                                4,061,801                 4,088,804
           Fair Value                                                3,946,779                 3,968,952

         Fully Insured Acquired Insured:
           Number of
             GNMA Mortgage-Backed Securities                                 9                         9
             FHA-Insured Certificates                                        2                         2
             FHA-Insured Loan                                                1                         1

           Amortized Cost                                          $33,495,663              $ 33,796,512
           Face Value                                               33,428,488                33,726,879
           Fair Value                                               32,127,680                32,393,798

     As of November 1, 2000 all of the Partnership's fully Insured Mortgage investments are current with respect to the payment of principal and interest.

     In addition to base interest payments from Fully Insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and nine months ended September 30, 2000, the Partnership received additional interest of $0 and $19,844, respectively, from the fully insured Participations. During the three and nine months ended September 30, 1999, the Partnership received additional interest of $0 and $12,503, respectively, from the fully insured Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.

Asset Held for Sale under Coinsurance Program
---------------------------------------------

     As of September 30, 2000, the Partnership had invested in one Asset Held for Sale under Coinsurance Program ("AHFS"), Spring Lake Village, with an amortized cost of approximately $3.8 million and a face value of approximately $4.0 million. Spring Lake Village is a 141-unit garden apartment complex located in St. Petersburg, Florida. In July 1997, the General Partner instructed the servicer to file a Notice of Default with HUD. As of January 1, 1998, the Partnership discontinued the accrual of interest income. In March 1998, Integrated Funding, Inc. ("IFI"), an affiliate of the Partnership, completed foreclosure proceedings and obtained title to this property. A claim was filed with HUD on April 1, 1999. In April 2000, the Partnership received assignment proceeds in the form of a 9.125% debenture. The debenture, with a face value of approximately $784,000, will earn interest semi-annually on January 1 and July
1. HUD has announced it will call the debenture, at par, plus accrued interest, on January 1, 2001. At that time, debenture proceeds will be distributed to Unitholders. The debenture and its related interest will reduce the amortized cost of this asset. In addition, approximately $178,000 of retroactive interest was received in April 2000; this amount represents interest earned on the debenture at a rate of 9.125%, from the date of default of the mortgage through January 1, 2000. A distribution of $0.02 per Unit related to this coinsurance claim was declared in April 2000 and was paid to Unitholders in August 2000.

     Spring Lake Village is currently generating net cash flows of approximately $40,000 per month. The cash reserve balance held by the servicer, as of October 16, 2000, is approximately $394,000. The planned capital improvements are substantially complete. A Purchase and Sale Agreement was signed on October 13, 2000 and settlement is expected by the end of 2000. The Partnership expects that the proceeds from the sale of this property plus the claim from HUD will result in the recovery of amounts due and believes the cumulative loss reserve recognized, of $502,626, is adequate.

Coinsured by third party
------------------------

     The following is a discussion of the two Originated Insured Mortgages coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company ("Patrician"), under the HUD coinsurance program.

     On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on The Villas. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on September 30, 1999. In October 1999, the Partnership received sales proceeds of approximately $11.7 million. A distribution of approximately $1.16 per Unit related to the sale was declared in October 1999 and was paid to Unitholders in February 2000. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In October 2000, the Partnership received proceeds from Patrician of approximately $10.3 million and expects to recognize a gain of approximately $3.4 million. A distribution of approximately $1.02 per Unit related to the disposition of this mortgage was declared in October 2000 and is expected to be paid to Unitholders in February 2001. The remaining balance due is approximately $47,000.

     On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on St. Charles Place-Phase II. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $2.5 million. A distribution of approximately $0.24 per Unit related to the sale was declared in November 1999 and was paid to Unitholders in February 2000. Prior to the sale, the mortgagor had made payments of principal and interest due on the mortgage through November 1995 to the Partnership. The remaining balance due, including accrued interest, as of September 30, 2000, is approximately $1.8 million and is expected to be received by the end of 2000. As of September 30, 2000, approximately $1.2 million of this amount is included in Receivables and other assets. The amount of the Partnership's investment in this mortgage represents the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 ("AIM 88"), an affiliate of the Partnership. The Partnership does not expect to recognize a loss related to this disposition, as it expects to recover the amounts due from Patrician.

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


4.  INVESTMENT IN AFFILIATE, NOTE PAYABLE AND DUE TO AFFILIATE

     In order to capitalize IFI with sufficient net worth under HUD regulations, in April 1994, AIM 88, an affiliate of the Partnership, transferred a GNMA mortgage-backed security in the amount of $2.0 million to IFI. The Partnership and American Insured Mortgages Investors L.P. - Series 85 ("AIM 85"), an affiliate of the Partnership, each issued a demand note payable to AIM 88 and recorded an investment in IFI through an affiliate ("AIM Mortgage, Inc.") in proportion to each entity's coinsured mortgages for which IFI was mortgagee of record as of April 1, 1994. Interest expense on the note payable is based on an interest rate of 7.25% per annum. In April 1997, the GNMA mortgage-backed security, with a current balance of $1.9 million, was reallocated between the Partnership and AIM 88, since AIM 85 no longer holds coinsured mortgages. As of September 30, 2000, the Partnership and AIM 88 owns AIM Mortgage, Inc. and AIM Mortgage, Inc. owns all of the outstanding preferred stock and common stock of IFI.

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


5.    DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 2000 and 1999 are as follows:

                                           2000        1999
                                          ------      ------

       Quarter ended March 31,            $0.070      $2.560(2)
       Quarter ended June 30,              0.095(1)    0.100(3)
       Quarter ended September 30,         0.075       0.080
                                          ------      ------
                                          $0.240      $2.740
                                          ======      ======


(1) This amount includes approximately $0.02 per Unit representing interest from receipt of a HUD debenture in exchange for the Spring Lake Village HUD coinsurance claim.
(2) This amount includes approximately $2.46 per Unit representing return of capital and gain from the prepayment of the following mortgages: Iroquois Club Apartments of approximately $1.89 per Unit and Greenbriar Place of approximately $0.57 per Unit.
(3) This amount includes approximately $0.01 per Unit representing previously undistributed accrued interest receivable from Spring Lake Village.

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


6.  TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three and nine months ended September 30, 2000 and 1999, earned or received compensation or payments for services from the Partnership as follows:

                                            COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                                                                          For the                   For the
                                                                                     three months ended         nine months ended
                                                                                        September 30,             September 30,
                                                                                        -------------             -------------
            Name of Recipient             Capacity in Which Served/item               2000         1999         2000         1999
            -----------------             -----------------------------               ----         ----         ----         ----
        CRIIMI, Inc.(1)                  General Partner/Distribution             $   37,006   $   39,474   $  118,420   $1,351,959

        AIM Acquisition Partners,
        L.P.(2)                          Advisor/Asset Management Fee                 97,307      129,771      285,500      420,503

        CRIIMI MAE Management, Inc.      Affiliate of General Partner/Expense
                                            Reimbursement                              9,330       10,784       35,492       32,450

(1) The General Partner, pursuant to amendments to the Partnership Agreement, is entitled to receive 4.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.75% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP, the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $36,326 and $107,412 for the three and nine months ended September 30, 2000, respectively and $48,441 and $156,967 for the three and nine months ended September 30, 1999, respectively. The limited partner of CMSLP is a wholly-owned subsidiary of CRIIMI MAE Inc., which filed for protection under chapter 11 of the Bankruptcy Code.

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

General
-------

     As of September 30, 2000, the Partnership had invested in 13 insured mortgages, with an aggregate amortized cost of approximately $38 million, an aggregate face value of approximately $37 million and an aggregate fair value of approximately $36 million, as discussed below.

     As of November 1, 2000, all of the fully insured FHA-Insured Certificates, GNMA Mortgage Backed Securities and FHA-Insured Loans were current with respect to payment of principal and interest.

     As of September 30, 2000, the Partnership had invested in one Asset Held for Sale under Coinsurance Program ("AHFS"), Spring Lake Village, with an amortized cost of approximately $3.8 million and a face value of approximately $4.0 million. Spring Lake Village is a 141-unit garden apartment complex located in St. Petersburg, Florida. In July 1997, the General Partner instructed the servicer to file a Notice of Default with HUD. As of January 1, 1998, the Partnership discontinued the accrual of interest income. In March 1998, Integrated Funding, Inc. ("IFI"), an affiliate of the Partnership, completed foreclosure proceedings and obtained title to this property. A claim was filed with HUD on April 1, 1999. In April 2000, the Partnership received assignment proceeds in the form of a 9.125% debenture. The debenture, with a face value of approximately $784,000, will earn interest semi-annually on January 1 and July
1. HUD has announced it will call the debenture, at par, plus accrued interest, on January 1, 2001. At that time, debenture proceeds will be distributed to Unitholders. The debenture and its related interest will reduce the amortized cost of this asset. In addition, approximately $178,000 of retroactive interest was received in April 2000; this amount represents interest earned on the debenture at a rate of 9.125%, from the date of default of the mortgage through January 1, 2000. A distribution of $0.02 per Unit related to this coinsurance claim was declared in April 2000 and was paid to Unitholders in August 2000.

     Spring Lake Village is currently generating net cash flows of approximately $40,000 per month. The cash reserve balance held by the servicer, as of October 16, 2000, is approximately $394,000. The planned capital improvements are substantially complete. A Purchase and Sale Agreement was signed on October 13, 2000 and settlement is expected by the end of 2000. The Partnership expects that the proceeds from the sale of this property plus the claim from HUD will result in the recovery of amounts due and believes the cumulative loss reserve recognized, of $502,626, is adequate.

     On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on The Villas. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on September 30, 1999. In October 1999, the Partnership received sales proceeds of approximately $11.7 million. A distribution of approximately $1.16 per Unit related to the sale was declared in October 1999 and was paid to Unitholders in February 2000. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. As of September 30, 2000, approximately $6.9 million of this amount is included in receivables and other assets. In October 2000, the Partnership received proceeds from Patrician of approximately $10.3 million and expects to recognize a gain of approximately $3.4 million. A distribution of approximately $1.02 per Unit related to the disposition of this mortgage was declared in October 2000 and is expected to be paid to Unitholders in February 2001. The remaining balance due is approximately $47,000.

     On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on St. Charles Place-Phase II. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $2.5 million. A distribution of approximately $0.24 per Unit related to the sale was declared in November 1999 and was paid to Unitholders in February 2000. Prior to the sale, the mortgagor had made payments of principal and interest due on the mortgage through November 1995 to the Partnership. The remaining balance due, including accrued interest, as of September 30, 2000, is approximately $1.8 million and is expected to be received by the end of 2000. As of September 30, 2000, approximately $1.2 million of this amount is included in Receivables and other assets. The amount of the Partnership's investment in this mortgage represents the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by American Insured Mortgage Investors L.P. - Series 88 ("AIM 88"), an affiliate of the Partnership. The Partnership does not expect to recognize a loss related to this disposition, as it expects to recover the amounts due from Patrician.

Results of Operations
---------------------

     Net earnings decreased for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, primarily due to a decrease in mortgage investment income and net gains on mortgage dispositions, as discussed below.

     Mortgage investment income decreased for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of three mortgage dispositions since February 1999 with an aggregate principal balance of approximately $29 million, representing an approximate 43% decrease in the aggregate principal balance of the fully insured mortgages.

     Interest and other income decreased for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. This is primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fees to related parties decreased for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, due to the decrease in the mortgage base.

     General and administrative expense decreased for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The decrease is primarily due to the decrease in the mortgage base, a decrease in temporary employment costs and a decrease in coinsurance expense related to the pending disposition of Spring Lake Village.

     Net gains on mortgage dispositions decreased for the three and nine months ended September 30, 2000, as compared to the corresponding period in 1999. During the three and nine months ended September 30, 2000, the Partnership recognized no gains or losses. During the nine months ended September 30, 1999, the Partnership recognized gains of approximately $698,000 from the prepayment of the mortgages on Iroquois Club Apartments and Argyle Apartments and a loss of approximately $101,000 on the prepayment of the mortgage on Greenbriar Place.

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

     The United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") held a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and equity security holders in connection with the Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Plan"). On August 24, 2000, the Bankruptcy Court entered an order approving the proposed Second Amended Joint Disclosure Statement (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 21, and August 18, 2000, the "Disclosure Statement") and other proposed solicitation materials. The Bankruptcy Court scheduled a confirmation hearing on the Plan for November 15, 2000 and set September 5, 2000 as the voting record date for determining the holders of common stock, preferred stock, 9-1/8 percent senior notes and general unsecured creditors entitled to vote to accept or reject the Plan. CRIIMI MAE and CRIIMI MAE Management, Inc. distributed copies of the Plan, the Proposed Disclosure Statement and other solicitation materials including ballots during the week of September 10, 2000 to members of all classes of impaired creditors and all equity security holders for acceptance or rejection. The votes by impaired classes of creditors and shareholders on the Plan have been tabulated. All impaired classes, which voted on the Plan, voted overwhelmingly to accept the Plan. An affidavit certifying the voting results was filed with the Bankruptcy Court on November 3, 2000. On November 3, 2000, Merrill Lynch, German American Capital Corporation ("GACC") (two of CRIIMI MAE's largest secured creditors) and a shareholder filed objections to confirmation of the Plan. Discussions are continuing in an effort to resolve those objections before the November 15, 2000 confirmation hearing date. There can be no assurance that CRIIMI MAE will reach a mutually acceptable agreement with Merrill Lynch, GACC and the shareholder prior to the confirmation hearing date.

     The Plan and Disclosure Statement has the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually acceptable documentation, evidencing the secured financing to be provided by the unsecured creditors, the Official Committee of Unsecured Creditors of CRIIMI MAE has agreed to support confirmation of the Plan. The Official Committee of Unsecured Creditors had previously filed its own plan of reorganization and proposed disclosure statement, but has asked the Bankruptcy Court, subject to completion of mutually acceptable debt documentation, to defer consideration of its plan and proposed disclosure statement. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the Plan. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first nine months of 2000 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased for the nine months ended September 30, 2000, as compared to the corresponding period in 1999. This decrease is primarily the result of a decrease in the mortgage base and a decrease in the change in receivables and other assets. The change in receivables and other assets is due to the receipt of accrued delinquent mortgage payments.

     Net cash provided by investing activities decreased for the nine months ended September 30, 2000, as compared to the corresponding period in 1999, primarily due to a decrease in proceeds received from the disposition of mortgages.

     Net cash used in financing activities decreased for the nine months ended September 30, 2000, as compared to the corresponding period in 1999, due to a decrease in the amount of distributions paid to partners in the first nine months of 2000 versus the same period in 1999.


ITEM 2A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of the Partnership's assets.

     Management has determined that there has not been a material change as of September 30, 2000, in market risk from December 31, 1999 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 1999.

PART II.   OTHER INFORMATION
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2000.

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

                                            AMERICAN INSURED MORTGAGE
                                            INVESTORS L.P. - SERIES 86
                                             (Registrant)

                                            By:  CRIIMI, Inc.
                                                 General Partner


November 13, 2000                           /s/ Cynthia O. Azzara
-----------------                           ------------------------------
DATE                                        Cynthia O. Azzara
                                            Senior Vice President,
                                            Chief Financial Officer and
                                            Treasurer