Form 10-K
period 2000-12-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 2001-03-29
CIK 784014

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

   For the fiscal year ended December 31, 2000 Commission file number 1-12704

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

                      ------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
    Title of each class                                     which registered
---------------------------                             ------------------------
Depositary Units of Limited                             American Stock Exchange
   Partnership Interest

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                      ------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 12, 2001, 9,576,290 depositary units of limited partnership interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $31,121,318.

                       Documents incorporated by Reference

                                      None

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
                                                                 PART I
Item 1.           Business.......................................................................        4
Item 2.           Properties.....................................................................        5
Item 3.           Legal Proceedings..............................................................        5
Item 4.           Submission of Matters to a Vote of Security Holders............................        5


                                                                PART II

Item 5.           Market for Registrant's Securities and Related Security Holder Matters.........        5
Item 6.           Selected Financial Data........................................................        6
Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                     of Operations...............................................................        6
Item 7A.          Qualitative and Quantitative Disclosures About Market Risk.....................       11
Item 8.           Financial Statements and Supplementary Data....................................       11
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure........................................................       11


                                                               PART III

Item 10.          Directors and Executive Officers of the Registrant.............................       12
Item 11.          Executive Compensation.........................................................       13
Item 12.          Security Ownership of Certain Beneficial Owners and Management.................       13
Item 13.          Certain Relationships and Related Transactions.................................       14


                                                                PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K................       15

Signatures        ...............................................................................       17

                                                                PART I

ITEM 1.   BUSINESS

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

Development and Description of Business
---------------------------------------

     Information concerning the business of American Insured Mortgage Investors L.P.-Series 86 (the "Partnership") is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 5 and 7 of the Notes to Financial Statements of the Partnership (filed in response to Item 8 hereof), all of which are incorporated by reference herein. See also Schedule IV-Mortgage Loans on Real Estate, for the table of the Insured Mortgages (as defined below), invested in by the Partnership as of December 31, 2000, which is hereby incorporated by reference herein.

Employees
---------

     The Partnership has no employees. The business of the Partnership is managed by CRIIMI, Inc. (the "General Partner"), while its portfolio of mortgages is managed by AIM Acquisition Partners, L.P. (the "Advisor") pursuant to an advisory agreement (the "Advisory Agreement"). The General Partner is a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE").

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


ITEM 3.   LEGAL PROCEEDINGS

     Reference  is made to Note 5 of the Notes to Financial  Statements  on page
27.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 2000.

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

     The high and low trade prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 2000 and 1999 were as follows:

                                                                                  Amount of
                                                        2000                     Distribution
   Quarter Ended                                High             Low               Per Unit
   -------------                             ---------        ---------          ------------
   March 31                                  $  5.2500        $  3.6250            $ 0.070
   June 30                                      4.0000           3.5625              0.095 (1)
   September 30                                 4.2500           3.2500              0.075
   December 31                                  4.3750           3.2500              1.105 (2)
                                                                                   -------

                                                                                   $ 1.345
                                                                                   =======

                                                                                  Amount of
                                                        1999                     Distribution
   Quarter Ended                                High             Low              Per Unit
   -------------                             ---------        ---------          ------------
   March 31                                  $  8.7500        $  7.7500            $ 2.56(3)
   June 30                                      8.3750           5.5000              0.10(4)
   September 30                                 5.8750           5.3125              0.08
   December 31                                  5.6250           4.8750              1.99(5)
                                                                                   ------

                                                                                   $ 4.73
                                                                                   ======

(1) This amount includes approximately $0.02 per Unit of interest from receipt of HUD debenture in exchange for the Spring Lake Village HUD coinsurance claim.

(2) This amount includes approximately $1.02 per Unit return of capital received from the coinsurer of the mortgage on The Villas, as a result of its coinsurance claim filed with HUD.

(3) This amount includes approximately $2.46 per Unit representing return of capital and gain from the prepayment of the following mortgages: Iroquois Club Apartments of $1.89 per Unit and Greenbriar Place of $0.57 per Unit.

(4) This amount includes approximately $0.01 per Unit representing previously undistributed accrued interest receivable from Spring Lake Village.

(5) This amount includes approximately $0.53 per Unit representing return of capital and gain from the prepayment of the mortgage on Argyle Place Apartments. In addition, this amount includes approximately $1.40 per Unit representing partial return of capital received as a result of the sale of St. Charles Place-Phase II and The Villas.


                                                          Approximate Number of
                                                                Unitholders
      Title of Class                                     as of December 31, 2000
      --------------                                     -----------------------
Depositary Units of Limited
  Partnership Interest                                            8,400


ITEM 6.   SELECTED FINANCIAL DATA
           (Dollars in thousands, except per Unit amounts)

                                                       For the Years Ended December 31,
                                            2000         1999         1998         1997         1996
                                            ----         ----         ----         ----         ----
Income                                  $    3,134   $    3,911   $    6,058   $   10,629   $   13,473

Net gain on mortgage dispositions            4,753          597          437          550        1,616

Loan loss                                       --           --           --         (387)           --

Net earnings                                 7,245        3,631        5,373        9,436       13,069

Net earnings per Limited
  Partnership Unit - Basic (1)          $    0.720   $    0.360   $    0.530   $     .940   $    1.300

Distributions per Limited
  Partnership Unit (1)(2)               $    1.345   $    4.730   $    2.170   $    3.590   $    4.830


                                                                  As of December 31,
                                             2000         1999         1998          1997         1996
                                             ----         ----         ----          ----         ----

Total assets                            $   55,785   $   70,796   $   97,126    $ 136,668    $  169,283

Partners' equity                            44,529       49,981       94,878      111,571       135,137

(1)  Calculated based upon the weighted average number of Units outstanding.

(2) Includes distributions due the Unitholders for the Partnership's fiscal years ended December 31, 2000, 1999, 1998, 1997 and 1996, which were paid subsequent to year end. See Notes 7 and 8 of the Notes to Financial Statements of the Partnership.

     The selected income data presented above for the years ended December 31, 2000, 1999 and 1998, and the balance sheet data as of December 31, 2000 and 1999, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The selected income data for the years ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 are derived from audited financial statements not included in this Form 10-K. This data should be read in conjunction with the Financial Statements and the Notes thereto.


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

     As of December 31, 2000, the Partnership had invested in 13 Insured Mortgages, with an aggregate amortized cost of approximately $38 million, a face value of approximately $37 million and a fair value of approximately $37 million, as discussed below.

Investment in Insured Mortgages
-------------------------------

     The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to programs of the Federal Housing Administration ("FHA") ("FHA-Insured Certificates"), mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") ("GNMA Mortgage-Backed Securities") and FHA-insured mortgage loans ("FHA-Insured Loans"). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities, and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes. The following is a discussion of the Partnership's insured mortgage investments, along with the risks related to each type of investment:

A.   Fully Insured Originated Insured Mortgages and Acquired Insured Mortgages
     -------------------------------------------------------------------------

     Listed below is the Partnership's aggregate investment in fully Insured Mortgages as of December 31, 2000 and 1999:

                                                                           December 31,
                                                                   2000                     1999
                                                               ------------             ------------
Fully Insured Originated Mortgages:
  Number of Mortgages                                                     1                        1
  Amortized Cost                                               $  4,202,201             $  4,242,873
  Face Value                                                      4,052,423                4,088,804
  Fair Value                                                      4,049,248                3,968,952

Fully Insured Acquired Mortgages:
  Number of GNMA Mortgage-Backed Securities                               9                        9
  FHA-Insured Certificates                                                2                        2
  FHA-Insured Loan                                                        1                        1
  Amortized Cost                                               $ 33,391,521             $ 33,796,512
  Face Value                                                     33,325,178               33,726,879
  Fair Value                                                     32,863,745               32,393,798

     As of March 1, 2001, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest.

     In addition to base interest payments from fully Insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as "Participations"). During the years ended December 31, 2000, 1999 and 1998, the Partnership received additional interest of $16,844, $12,503, and $74,112, respectively, from the fully insured Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

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

     1.    Asset Held for Sale under Coinsurance Program
           ---------------------------------------------

          The Partnership had previously invested in one Asset Held for Sale under Coinsurance Program ("AHFS"), Spring Lake Village. Spring Lake
     Village is a 141-unit garden apartment complex located in St. Petersburg, Florida. In July 1997, the General Partner instructed the servicer to file a Notice of Default with HUD. In January 1998, the Partnership discontinued the accrual of interest income. In March 1998, Integrated Funding, Inc. ("IFI"), an affiliate of the Partnership and coinsurance lender, completed foreclosure proceedings and obtained title to this property. A claim was filed with HUD on April 1, 1999. In April 2000, the Partnership received assignment proceeds in the form of a 9.125% debenture. The debenture, with a face value of approximately $784,000, earned interest semi-annually on January 1 and July 1. In January 2001, proceeds of approximately $784,000 were received upon redemption of this debenture. A distribution of $0.08 per Unit related to this coinsurance claim was declared in January 2001 and will be paid to Unitholders in May 2001. In addition, approximately $178,000 of retroactive interest was received in April 2000; this amount represents interest earned on the debenture at a rate of 9.125%, from the date of default of the mortgage through January 1, 2000. A distribution of $0.02 per Unit related to this coinsurance claim was declared in April 2000 and was paid to Unitholders in August 2000.

          In December 2000, the Partnership received approximately $4.5 million from the sale of Spring Lake Village and recognized a gain of approximately $1.3 million for the year ended December 31, 2000. A distribution of approximately $0.44 per Unit related to the sale of this property was declared in January 2001 and will be paid to Unitholders in May 2001.

          In January 2001, the Partnership received additional assignment proceeds in the form of a 9.125% debenture. The debenture, with a face value of approximately $231,000, will earn interest semi-annually on January 1 and July 1. The Partnership plans to hold the debenture until it is called or date of maturity, on July 1, 2017, whichever comes first. At that time, debenture proceeds will be distributed to Unitholders. In addition, approximately $74,000 of retroactive interest was received in January 2001; this amount represents interest earned on the debenture at a rate of 9.125%, from the date of default of the mortgage through January 1, 2001. A distribution of $0.01 per Unit related to this coinsurance claim was declared in February 2001 and will be paid to Unitholders in May 2001. The cash escrow balance held by the servicer, CMSLP, as of December 31, 2000, is approximately $330,000. The Partnership expects to receive approximately $300,000 of this amount after all outstanding expenses have been paid. At that time, the surplus cash will be distributed to Unitholders. As of December 31, 2000, these amounts are included on the balance sheet in Receivables and other assets.

      2.   Coinsured by third party
           ------------------------

          The following is a discussion of the two Originated Insured Mortgages coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company ("Patrician"), under the HUD coinsurance program.

          On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on The Villas. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on September 30, 1999. In October 1999, the Partnership received sales proceeds of approximately $11.7 million. A distribution of approximately $1.16 per Unit related to the sale was declared in October 1999 and was paid to Unitholders in February 2000. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In October 2000, the Partnership received proceeds from Patrician of approximately $10.3 million and recognized a gain of approximately $3.4 million for the year ended December 31, 2000. A distribution of approximately $1.02 per Unit related to the disposition of this mortgage was declared in October 2000 and was paid to Unitholders in February 2001. The remaining balance due is approximately $182,000 as of December 31, 2000.

          On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on St. Charles Place-Phase II. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $2.5 million. A distribution of approximately $0.24 per Unit related to the sale was declared in November 1999 and was paid to Unitholders in February 2000. In February 2001, the Partnership received claim proceeds from Patrician of approximately $1.8 million and expects to recognize a gain of approximately $679,000. The claim proceeds represent the remaining balance due on the mortgage, including interest from November 1, 1995 through the date of receipt. The Partnership expects to distribute approximately $0.18 per Unit related to the disposition of this mortgage in May 2001. As of December 31, 2000, approximately $1.2 million of this amount is included on the balance sheet in Receivables and other assets. The amount of the Partnership's investment in this mortgage represents the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by AIM 88, an affiliate of the Partnership.

Results of Operations
---------------------
2000 versus 1999
----------------

     Net earnings increased for 2000 as compared to 1999, primarily due to an increase in gains on mortgage dispositions, as discussed below. This increase was offset by a decrease in mortgage investment income.

     Mortgage investment income decreased for 2000 as compared to 1999, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of three mortgage dispositions since February 1999 with an aggregate principal balance of approximately $29 million, representing an approximate 43% decrease in the aggregate principal balance of the fully insured mortgages.

     Interest and other income decreased for 2000 as compared to 1999, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fees to related parties decreased for 2000 as compared to 1999, due to the reduction in the mortgage base.

     General and administrative expense decreased for 2000 as compared to 1999. The decrease is primarily due to the decrease in the mortgage base, a decrease in temporary employment costs and a decrease in coinsurance expense related to the disposition of Spring Lake Village.

     Net gains on mortgage dispositions increased for 2000 as compared to 1999. During 2000, the Partnership recognized a gain of approximately $3.4 million on the disposition of The Villas, a delinquent mortgage co-insured by a third party, as previously discussed. In addition, the Partnership recognized a gain of approximately $1.3 million on the sale of the AHFS, Spring Lake Village, as discussed previously. During 1999, the Partnership recognized gains of approximately $698,000 from the prepayment of the mortgages on Iroquois Club Apartments and Argyle Apartments and a loss of approximately $101,000 on the prepayment of the mortgage on Greenbriar Place.

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

     On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") confirmed CRIIMI MAE's and CRIIMI MAE Management, Inc.'s Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, and November 22, 2000, the "Plan"). CRIIMI MAE is working to complete the debt documentation, evidencing the secured financings to be provided by (1) the unsecured creditors, and (2) Merrill Lynch Mortgage Capital, Inc. and German American Capital Corporation (collectively the "New Debt Documents"). On March 9, 2001, the Bankruptcy Court approved an extension of the date by which the Plan must be effective to April 13, 2001. The Official Committee of Unsecured Creditors had previously filed its own plan of reorganization and proposed disclosure statement, but has asked the Bankruptcy Court, subject to completion of mutually acceptable debt documentation, to defer consideration of its plan and proposed disclosure statement. There can be no assurance at this time that CRIIMI MAE will be able to complete the New Debt Documents and effectuate the Plan by April 13, 2001.

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages plus cash receipts from interest on short-term investments, are the Partnership's principal source of cash flow, and were sufficient for the years ended December 31, 2000, 1999 and 1998. The Partnership anticipates its cash flows to be sufficient to meet operating expense requirements for 2001.

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

Cash flow - 2000 versus 1999
----------------------------

     Net cash provided by operating activities decreased for 2000 as compared to 1999, primarily due to the decrease in mortgage investment income, as discussed previously.

     Net cash provided by investing activities decreased for 2000 as compared to 1999, primarily due to a decrease in proceeds received from the disposition of mortgages. This decrease was partially offset by (1) an increase in proceeds received from Patrician for the disposition of the delinquent mortgage on The Villas, as previously discussed; and (2) an increase in proceeds received from the disposition of the AHFS, Spring Lake Village, as previously discussed.

     Net cash used in financing activities decreased for 2000 as compared to 1999, due to a reduction in the amount of distributions paid to partners in 2000.

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

                                        2001       2002       2003       2004       2005      Thereafter      Total      Fair Value
                                        ----       ----       ----       ----       ----      ----------      -----      ----------
Insured Mortgages
  (in millions)                         $5.6       $5.2       $4.9       $6.5       $5.8        $28.2         $56.1         $36.9

Average Interest Rate                    7.41%      7.39%      7.38%      7.37%      7.37%        7.43%         7.43%        --

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth in this Annual Report on Form 10-K commencing on page 18.


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

     The following table sets forth information concerning the executive officers and directors of CRIIMI MAE, the sole shareholder of the General Partner, as of February 20, 2001:

Name                                        Age                  Position
----                                        ---                  --------
William B. Dockser                          63                   Chairman of the Board

H. William Willoughby                       54                   President, Secretary and Director

David B. Iannarone                          40                   Executive Vice President

Cynthia O. Azzara                           41                   Senior Vice President,
                                                                   Chief Financial Officer and
                                                                   Treasurer

Brian L. Hanson                             39                   Senior Vice President

Garrett G. Carlson, Sr.                     63                   Director

G. Richard Dunnells                         63                   Director

Robert Merrick                              55                   Director

Robert E. Woods                             53                   Director

     William B. Dockser has served as Chairman of the Board of the General Partner since 1991. Mr. Dockser has been Chairman of the Board of CRIIMI MAE since 1989. Mr. Dockser is also the founder of C.R.I., Inc. ("CRI"), serving as its Chairman of the Board since 1974.

     H. William Willoughby has served as President and Secretary of the General Partner since 1991. Mr. Willoughby has been President of CRIIMI MAE since 1990 and a Director and Secretary of CRIIMI MAE since 1989. Mr. Willoughby has been a director of CRI since 1974, Secretary of CRI from 1974 to 1990 and President of CRI since 1990.

     David B. Iannarone has served as Executive Vice President of the General Partner since December 2000. Mr. Iannarone has served as Executive Vice President CRIIMI MAE since December 2000; as Senior Vice President of CRIIMI MAE from March 1998 to December 2000; and General Counsel of CRIIMI MAE from July 1996 to December 2000. He served as Counsel-Securities and Finance for Federal Deposit Insurance Corporation/Resolution Trust Corporation from 1991 to July 1996.

     Cynthia O. Azzara has served as Chief Financial Officer of the General Partner since 1994. Ms. Azzara has served as Chief Financial Officer of CRIIMI MAE since 1994. She has also served as Senior Vice President of CRIIMI MAE since 1995 and Treasurer of CRIIMI MAE since 1997, and in the Accounting and Finance Departments of CRI from 1985 to June 1995.

     Brian L. Hanson has served as Senior Vice President of the General Partner since March 1998. Mr. Hanson has served as Senior Vice President of CRIIMI MAE since March 1998; Group Vice President of CRIIMI MAE from March 1996 to March 1998; and Chief Operating Officer, Director of Asset Operations and Portfolio Director of JCF Partners from 1991 to March 1996.

     Garrett G. Carlson, Sr. has served as Director of the General Partner since 1989. Mr. Carlson has served as Director of CRIIMI MAE since 1989; President of Can-American Realty Corp. and Canadian Financial Corp. since 1979 and 1974, respectively; President of Garrett Real Estate Development since 1982; President of the Satellite Broadcasting Corporation since 1996; Chairman of the Board of SCA Realty Holdings Inc. from 1985 to 1995; and Vice Chairman of Shelter Development Corporation Ltd. from 1983 to 1995.

     G. Richard Dunnells has served as Director of the General Partner since 1991. Mr. Dunnells has served as Director of CRIIMI MAE since 1991; Hiring Partner of the law firm of Holland & Knight since January 1995; and Chairman of the Washington, D.C. law firm of Dunnells & Duvall from 1989 to 1993; Senior Partner of such law firm from 1973 to 1993.

     Robert J. Merrick has served as Director of the General Partner since 1997. Mr. Merrick has served as Director of CRIIMI MAE since 1997; Chief Credit Officer and Director of MCG Capital Corporation since February 1998; Executive Vice President from 1985 and Chief Credit Officer of Signet Banking Corporation through 1997, also served as Chairman of the Credit Policy Committee and member of the Asset and Liability Committee and Management Committee.

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

           None.

(g)  Promoters and control persons.

           Not applicable.

(h) Section 16(a) Beneficial Interest Ownership Compliance Reporting - Based solely on its review of Forms 3, 4, and 5 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 2000.


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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The following table sets forth certain information regarding the beneficial ownership of Units as of February 16, 2001, by holders of more than five percent (5%) of the Partnership's Units.

                                                                        Number of           Percent of
Name                             Address                                  Units               Class
----                             -------                                ---------           ----------
Private Management               20 Corporate Park                       626,780               6.55%
Group, Inc.                      Suite 400
                                 Irvine, CA 92606

Financial and Investment         417 St. Joseph Street
Management Group, Ltd.           P.O. Box 40                             928,506               9.70%
                                 Suttins Bay, MI 49682

(b) The following table sets forth certain information regarding the beneficial ownership of the Partnership's Units as of February 16, 2001 by each director of the General Partner, each named executive officer of the General Partner, and by affiliates of the Partnership. Unless otherwise indicated, each Unitholder has sole voting and investment power with respect to the Units beneficially owned.

                               Amount and Nature
                                   of Units                  Percentage of Units
Name                           Beneficially Owned                Outstanding
----                           ------------------            -------------------
William B. Dockser                 11,000 (1)                         *
CRIIMI MAE                            500                             *

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

         (a)(1)   Financial Statements:

                                                                                                                      Page
Description                                                                                                          Number
-----------                                                                                                          ------
Balance Sheets as of December 31, 2000 and 1999...............................................................         20

Statements of Income and Comprehensive Income for the years ended December 31, 2000, 1999 and 1998............         21

Statements of Changes in Partners' Equity for the years ended December 31, 2000, 1999 and 1998................         22

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.................................         23

Notes to Financial Statements.................................................................................         24

(a)(2)     Financial Statement Schedules:

IV - Mortgage Loans on Real Estate............................................................................         32

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

    10.13 Non-negotiable promissory note to American Insured Mortgage Investors L.P. -Series 88 in the amount of $658,486 dated April 1, 1997, incorporated by reference to Exhibit 10.13 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

    10.14 Amendment No. 2 to Reimbursement Agreement by Integrated Funding, Inc. and the AIM Funds, effective April 1, 1997, incorporated by reference to Exhibit 10.14 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

    10.15 Amendment No. 3 to Reimbursement Agreement by Integrated Funding, Inc. and the AIM Funds, effective January 1, 2000 (filed herewith).

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

                                                     By:    CRIIMI, Inc.
                                                            General Partner
March 12, 2001                                       /s/William B. Dockser
--------------                                       --------------------------
DATE                                                 William B. Dockser
                                                     Chairman of the Board

March 08, 2001                                       /s/H. William Willoughby
--------------                                       --------------------------
DATE                                                 H. William Willoughby
                                                     President and Secretary

March 29, 2001                                       /s/Cynthia O. Azzara
--------------                                       --------------------------
DATE                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer

March 07, 2001                                       /s/Garrett G. Carlson, Sr.
--------------                                       --------------------------
DATE                                                 Garrett G. Carlson, Sr.
                                                     Director

March 12, 2001                                       /s/G. Richard Dunnells
--------------                                       --------------------------
DATE                                                 G. Richard Dunnells
                                                     Director

march 08, 2001                                       /s/Robert J. Merrick
--------------                                       --------------------------
DATE                                                 Robert J. Merrick
                                                     Director

March 09, 2001                                       /s/Robert E. Woods
--------------                                       --------------------------
DATE                                                 Robert E. Woods
                                                     Director

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86



                              Financial Statements

                        as of December 31, 2000 and 1999


                             and for the Years Ended

                        December 31, 2000, 1999 and 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of American Insured Mortgage Investors L.P. - Series 86:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors L.P. - Series 86 (the "Partnership") as of December 31, 2000 and 1999, and the related statements of income and comprehensive income, changes in partners' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 2000 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Vienna, Virginia
March 15, 2001

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                                   December 31,       December 31,
                                                                       2000               1999
                                                                   -------------      ------------
                            ASSETS

Investment in FHA-Insured Certificates and GNMA
   Mortgage-Backed Securities, at fair value:
      Acquired insured mortgages                                    $ 31,903,173      $ 31,452,045
                                                                    ------------      ------------

Investment in FHA-Insured Loans, at amortized cost,
   net of unamortized discount and premium:
      Originated insured mortgages                                     4,202,201         4,242,873
      Acquired insured mortgages                                         958,273           967,057
                                                                    ------------      ------------

                                                                       5,160,474         5,209,930

Asset held for sale under coinsurance program                                  -         4,656,113

Cash and cash equivalents                                             15,872,119        20,199,791

Investment in FHA debenture                                              783,981                 -

Investment in affiliate                                                        -           642,504

Receivables and other assets                                           2,065,477         8,635,200
                                                                    ------------      ------------

      Total assets                                                  $ 55,785,224      $ 70,795,583
                                                                    ============      ============

                LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                               $ 11,127,025      $ 20,038,714

Note payable and due to affiliate                                         24,948           658,486

Accounts payable and accrued expenses                                    103,905           117,520
                                                                    ------------      ------------

      Total liabilities                                               11,255,878        20,814,720
                                                                    ------------      ------------

Partners' equity:
   Limited partners' equity, 15,000,000 Units authorized,
      9,576,290 Units issued and outstanding                          52,252,446        58,242,654
   General partners' deficit                                          (7,193,025)       (6,884,381)
   Accumulated other comprehensive loss                                 (530,075)       (1,377,410)
                                                                    ------------      ------------

      Total partners' equity                                          44,529,346        49,980,863
                                                                    ------------      ------------

      Total liabilities and partners' equity                        $ 55,785,224      $ 70,795,583
                                                                    ============      ============

                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                        For the years ended December 31,
                                                                    2000              1999              1998
                                                                 -----------       -----------       -----------
Income:
  Mortgage investment income                                     $ 2,820,566       $ 3,448,550       $ 5,626,084
  Interest and other income                                          313,713           462,058           431,667
                                                                 -----------       -----------       -----------

                                                                   3,134,279         3,910,608         6,057,751
                                                                 -----------       -----------       -----------

Expenses:
  Asset management fee to related parties                            374,943           540,758           746,504
  General and administrative                                         221,394           287,840           327,691
  Interest expense to affiliate                                       45,994            47,740            47,740
                                                                 -----------       -----------       -----------

                                                                     642,331           876,338         1,121,935
                                                                 -----------       -----------       -----------

Earnings before gain (loss) on mortgage
   dispositions and loan losses                                    2,491,948         3,034,270         4,935,816

Gains on mortgage dispositions                                     4,752,954           698,402           437,120

Loss on mortgage dispositions                                              -          (101,219)                -
                                                                 -----------       -----------       -----------

     Net earnings                                                $ 7,244,902       $ 3,631,453       $ 5,372,936
                                                                 ===========       ===========       ===========


Other comprehensive income (loss)                                    847,335          (898,749)         (214,454)
                                                                 -----------       -----------       -----------

Comprehensive income                                             $ 8,092,237       $ 2,732,704       $ 5,158,482
                                                                 -----------       -----------       -----------

Net earnings allocated to:
  Limited partners - 95.1%                                       $ 6,889,902       $ 3,453,512       $ 5,109,662
  General partner -   4.9%                                           355,000           177,941           263,274
                                                                 -----------       -----------       -----------

                                                                 $ 7,244,902       $ 3,631,453       $ 5,372,936
                                                                 ===========       ===========       ===========

Net earnings per Limited Partnership Unit - Basic                $      0.72       $      0.36       $      0.53
                                                                 ===========       ===========       ===========


                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the years ended December 31, 2000, 1999, and 1998


                                                                                              Accumulated
                                                                                                 Other             Total
                                                          General            Limited         Comprehensive        Partners'
                                                          Partner            Partner             Loss              Equity
                                                       -------------      -------------      -------------      -------------
Balance, January 1, 1998                               $  (3,921,028)     $ 115,755,882      $    (264,207)     $ 111,570,647

Net Earnings                                                 263,274          5,109,662                  -          5,372,936

  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                              -                  -           (214,454)          (214,454)
  Distributions paid or accrued of $2.17 per Unit,
     including return of capital of $1.64 per Unit        (1,070,712)       (20,780,549)                 -        (21,851,261)
                                                       -------------      -------------      -------------      -------------

Balance, December 31, 1998                                (4,728,466)       100,084,995           (478,661)        94,877,868

Net Earnings                                                 177,941          3,453,512                  -          3,631,453

  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                             -                  -            (898,749)          (898,749)
  Distributions paid or accrued of $4.73 per Unit,
     including return of capital of $4.37 per Unit        (2,333,856)       (45,295,853)                 -        (47,629,709)
                                                       -------------      -------------      -------------      -------------

Balance, December 31, 1999                                (6,884,381)        58,242,654         (1,377,410)        49,980,863

Net Earnings                                                 355,000          6,889,902                  -          7,244,902

  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                              -                  -            847,335            847,335
  Distributions paid or accrued of $1.345 per Unit,
     including return of capital of $0.625 per Unit.        (663,644)       (12,880,110)                 -        (13,543,754)
                                                       -------------      -------------      -------------      -------------

Balance, December 31, 2000                             $  (7,193,025)     $  52,252,446      $    (530,075)     $  44,529,346
                                                       =============      =============      =============      =============

Limited Partnership Units outstanding - Basic, as of
    December 31, 2000, 1999, and 1998                                         9,576,290
                                                                              =========



                   The accompanying notes are an integral part
                         of these financial statements.

            AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          STATEMENTS OF CASH FLOWS

                                                                                      For the years ended December 31,
                                                                                  2000              1999              1998
                                                                              ------------      ------------      ------------
Cash flows from operating activities:
   Net earnings                                                               $  7,244,902      $  3,631,453      $  5,372,936
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Gain on mortgage dispositions                                             (4,752,954)         (698,402)         (437,120)
      Loss on mortgage dispositions                                                      -           101,219                 -
      Changes in assets and liabilities:
         Decrease in investment in affiliate and due to affiliate                    8,966             8,291             7,691
         (Decrease) increase in accounts payable and accrued expenses              (13,615)          (62,121)            9,202
         Decrease (increase) in receivables and other assets                       316,271           413,228           (44,194)
                                                                              ------------      ------------      ------------

            Net cash provided by operating activities                            2,803,570         3,393,668         4,908,515
                                                                              ------------      ------------      ------------

Cash flows from investing activities:
   Proceeds from disposition of mortgages                                                -        44,301,514        16,163,377
   Proceeds received from Patrician                                             10,307,216                 -                 -
   Proceeds from disposition of Asset held for sale under coinsurance program    4,571,322                 -                 -
   Receipt of principal from scheduled payments                                    445,663           441,069           690,260
                                                                              ------------      ------------      ------------

            Net cash provided by investing activities                           15,324,201        44,742,583        16,853,637
                                                                              ------------      ------------      ------------

Cash flows from financing activities:
   Distributions paid to partners                                              (22,455,443)      (29,000,754)      (44,709,492)
                                                                              ------------      ------------      ------------

Net (decrease) increase in cash and cash equivalents                            (4,327,672)       19,135,497       (22,947,340)

Cash and cash equivalents, beginning of year                                    20,199,791         1,064,294        24,011,634
                                                                              ------------      ------------      ------------

Cash and cash equivalents, end of year                                        $ 15,872,119      $ 20,199,791      $  1,064,294
                                                                              ============      ============      ============


Non cash investing activity:
   Receivables due from Patrician as a result of the foreclosure and sale of the properties underlying the mortgages on
     St. Charles Place-Phase II and The Villas                                $          -      $  4,251,324      $         -

   9.125% debenture received from HUD as a result of the disposition of
     Asset held for sale under coinsurance program                                 783,981                 -                -

   Receivables resulting from the the disposition of Asset held for
     sale under coinsurance program                                                640,109                 -                -

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

     On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") confirmed CRIIMI MAE's and CRIIMI MAE Management, Inc.'s Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, and November 22, 2000, the "Plan"). CRIIMI MAE is working to complete the debt documentation, evidencing the secured financings to be provided by (1) the unsecured creditors, and (2) Merrill Lynch Mortgage Capital, Inc. and German American Capital Corporation (collectively the "New Debt Documents"). On March 9, 2001, the Bankruptcy Court approved an extension of the date by which the Plan must be effective to April 13, 2001. The Official Committee of Unsecured Creditors had previously filed its own plan of reorganization and proposed disclosure statement, but has asked the Bankruptcy Court, subject to completion of mutually acceptable debt documentation, to defer consideration of its plan and proposed disclosure statement. There can be no assurance at this time that CRIIMI MAE will be able to complete the New Debt Documents and effectuate the Plan by April 13, 2001.


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

     As of December 31, 2000, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 26 years. However, the partnership agreement states that the Partnership will terminate in approximately 20 years, on December 31, 2020, unless previously terminated under the provisions of the partnership agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates, the Partnership does not have the ability or intent, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be included in the available for sale category. Although the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are classified as available for sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default.

     In connection with this classification, as of December 31, 2000 and 1999, the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, with the unrealized losses on these assets reported as other comprehensive income and as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as available for sale, will be included as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as available for sale, will continue to be reported in earnings. The amortized cost of the GNMA Mortgage-Backed Securities and FHA-Insured Certificates in this category is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

     As of December 31, 2000 and 1999, Investment in FHA-Insured Loans is recorded at amortized cost.

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

Asset Held for Sale under Coinsurance Program
---------------------------------------------

     Asset Held for Sale under Coinsurance Program ("AHFS") represents property Integrated Funding, Inc. ("IFI"), an affiliate of the Partnership, has taken title to and the Partnership intends to sell. The Partnership accounts for AHFS at the lower of cost, or fair value less costs to sell, since its intent is to sell the asset in the short term and file coinsurance claims with HUD. The General Partner initially determined the estimated fair value of the AHFS and the General Partner periodically assesses the estimated current fair value of the property to determine whether additional loan losses are appropriate due to, among other factors, a change in market conditions affecting the properties. The loan losses related to this AHFS reduce the carrying value of the property.

Cash and Cash Equivalents
-------------------------

     Cash and cash equivalents consist of money market funds, time and demand deposits, commercial paper and repurchase agreements with original maturities of three months or less.

Investment in affiliate
-----------------------

     Represents an investment in IFI. This investment is accounted for under the equity method, which results in the original invested amount being increased for the Partnership's share of income and decreased for the Partnership's share of losses and distributions.

Income Taxes
------------

     No provision has been made for Federal, state or local income taxes in the accompanying statements of income and comprehensive income since they are the responsibility of the Unitholders.

Statements of Cash Flows
------------------------

     No cash payments were made for interest expense during the years ended December 31, 2000, 1999 and 1998. Since the statements of cash flows are intended to reflect only cash receipt and cash payment activity, the statements of cash flows do not reflect operating activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments.


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

                                         As of December 31, 2000          As of December 31, 1999
                                         Amortized        Fair            Amortized         Fair
                                           Cost           Value             Cost            Value
                                        -----------    -----------       -----------     -----------
Investment in FHA-Insured
  Certificates and GNMA
  Mortgage-Backed Securities:
  Acquired Insured Mortgages            $32,433,248    $31,903,173       $32,829,455     $31,452,045
                                        ===========    ===========       ===========     ===========

Investment in FHA-Insured
  Loans:
  Originated Insured Mortgages          $ 4,202,201    $ 4,049,248       $ 4,242,873     $ 3,968,952
  Acquired Insured Mortgage                 958,273        960,572           967,057         941,753
                                        -----------    -----------       -----------     -----------

                                        $ 5,160,474    $ 5,009,820       $ 5,209,930     $ 4,910,705
                                        ===========    ===========       ===========     ===========

Cash and cash equivalents               $15,872,119    $15,872,119       $20,199,791     $20,199,791

Accrued interest receivable             $   232,385    $   232,385       $   356,155     $   356,155

Investment in FHA debenture             $   783,981    $   783,981       $        --     $        --


     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Investment in FHA-Insured Certificates, GNMA Mortgage-Backed Securities, FHA-Insured Loans and FHA debenture
------------------------------------------------------------------------

     The fair value of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans is priced internally. The Partnership used a discounted cash flow methodology to estimate the fair value; the cash flows were discounted using a discount rate that, in the Partnership's view, was commensurate with the market's perception of risk and value. The Partnership used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, (ii) a relative comparison of dealer provided quotes from the previous year to those disclosed in recent research reports and incorporating adjustments to reflect changes in the market, and
(iii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities. The fair value of the FHA Debenture is based upon the prices of other comparable securities that trade in the market.

Cash and cash equivalents and accrued interest receivable
---------------------------------------------------------

     The carrying amount approximates fair value because of the short maturity of these instruments.

4.    COMPREHENSIVE INCOME

     Comprehensive Income includes net earnings as currently reported by the Partnership adjusted for other comprehensive income. Other comprehensive income for the Partnership consists of changes in unrealized gains and losses related to the Partnership's mortgages accounted for as available for sale. The table below breaks out other comprehensive income for the periods presented into the following two categories: (1) the change to unrealized gains and losses that relate to mortgages which were disposed of during the period with the resulting realized gain or loss reflected in net earnings (reclassification adjustments) and (2) the change in the unrealized gain or loss related to those investments that were not disposed of during the period.

                                                          2000              1999             1998
                                                       ----------        ----------       ----------
Reclassification adjustment for losses (gains)
  included in net income                               $       --        $  618,688       $  (82,441)
Unrealized holding gains (losses) arising during
  the period                                              847,335        (1,517,437)        (132,013)
                                                       ----------        ----------       ----------

Net adjustment to unrealized gains (losses)
  on mortgages                                         $  847,335        $ (898,749)      $ (214,454)
                                                       ==========        ==========       ==========


5.    INVESTMENT IN INSURED MORTGAGES

     The following is a discussion of the Partnership's insured mortgage investments, along with the risks related to each type of investment:

A.   Fully Insured Originated Insured Mortgages and Acquired Insured Mortgages
     -------------------------------------------------------------------------

     Listed below is the Partnership's aggregate investment in fully Insured Mortgages as of December 31, 2000 and 1999:

                                                                            December 31,
                                                                   2000                     1999
                                                               ------------             ------------
Fully Insured Originated Mortgages:
  Number of Mortgages                                                     1                        1
  Amortized Cost                                               $  4,202,201             $  4,242,873
  Face Value                                                      4,052,423                4,088,804
  Fair Value                                                      4,049,248                3,968,952

Fully Insured Acquired Mortgages:
  Number of GNMA Mortgage-Backed Securities                               9                        9
  FHA-Insured Certificates                                                2                        2
  FHA-Insured Loan                                                        1                        1
  Amortized Cost                                               $ 33,391,521             $ 33,796,512
  Face Value                                                     33,325,178               33,726,879
  Fair Value                                                     32,863,745               32,393,798

     As of March 1, 2001, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest.

     In addition to base interest payments from fully Insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as "Participations"). During the years ended December 31, 2000, 1999 and 1998, the Partnership received additional interest of $16,844, $12,503, and $74,112, respectively, from the fully insured Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

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

     1.   Asset Held for Sale under Coinsurance Program
          ---------------------------------------------

          The Partnership had previously invested in one Asset Held for Sale under Coinsurance Program ("AHFS"), Spring Lake Village. Spring Lake
     Village is a 141-unit garden apartment complex located in St. Petersburg, Florida. In July 1997, the General Partner instructed the servicer to file a Notice of Default with HUD. In January 1998, the Partnership discontinued the accrual of interest income. In March 1998, Integrated Funding, Inc. ("IFI"), an affiliate of the Partnership and coinsurance lender, completed foreclosure proceedings and obtained title to this property. A claim was filed with HUD on April 1, 1999. In April 2000, the Partnership received assignment proceeds in the form of a 9.125% debenture. The debenture, with a face value of approximately $784,000, earned interest semi-annually on January 1 and July 1. In January 2001, proceeds of approximately $784,000 were received upon redemption of this debenture. A distribution of $0.08 per Unit related to this coinsurance claim was declared in January 2001 and will be paid to Unitholders in May 2001. In addition, approximately $178,000 of retroactive interest was received in April 2000; this amount represents interest earned on the debenture at a rate of 9.125%, from the date of default of the mortgage through January 1, 2000. A distribution of $0.02 per Unit related to this coinsurance claim was declared in April 2000 and was paid to Unitholders in August 2000.

          In December 2000, the Partnership received approximately $4.5 million from the sale of Spring Lake Village and recognized a gain of approximately $1.3 million for the year ended December 31, 2000. A distribution of approximately $0.44 per Unit related to the sale of this property was declared in January 2001 and will be paid to Unitholders in May 2001.

          In January 2001, the Partnership received additional assignment proceeds in the form of a 9.125% debenture. The debenture, with a face value of approximately $231,000, will earn interest semi-annually on January 1 and July 1. The Partnership plans to hold the debenture until it is called or date of maturity, on July 1, 2017, whichever comes first. At that time, debenture proceeds will be distributed to Unitholders. In addition, approximately $74,000 of retroactive interest was received in January 2001; this amount represents interest earned on the debenture at a rate of 9.125%, from the date of default of the mortgage through January 1, 2001. A distribution of $0.01 per Unit related to this coinsurance claim was declared in February 2001 and will be paid to Unitholders in May 2001. The cash escrow balance held by the servicer, CMSLP, as of December 31, 2000, is approximately $330,000. The Partnership expects to receive approximately $300,000 of this amount after all outstanding expenses have been paid. At that time, the surplus cash will be distributed to Unitholders. As of December 31, 2000, these amounts are included on the balance sheet in Receivables and other assets.

     2.   Coinsured by third party
          ------------------------

          The following is a discussion of the two Originated Insured Mortgages coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company ("Patrician"), under the HUD coinsurance program.

          On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on The Villas. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on September 30, 1999. In October 1999, the Partnership received sales proceeds of approximately $11.7 million. A distribution of approximately $1.16 per Unit related to the sale was declared in October 1999 and was paid to Unitholders in February 2000. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In October 2000, the Partnership received proceeds from Patrician of approximately $10.3 million and recognized a gain of approximately $3.4 million for the year ended December 31, 2000. A distribution of approximately $1.02 per Unit related to the disposition of this mortgage was declared in October 2000 and was paid to Unitholders in February 2001. The remaining balance due is approximately $182,000 as of December 31, 2000.

          On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on St. Charles Place-Phase II. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $2.5 million. A distribution of approximately $0.24 per Unit related to the sale was declared in November 1999 and was paid to Unitholders in February 2000. In February 2001, the Partnership received claim proceeds from Patrician of approximately $1.8 million and expects to recognize a gain of approximately $679,000. The claim proceeds represent the remaining balance due on the mortgage, including interest from November 1, 1995 through the date of receipt. The Partnership expects to distribute approximately $0.18 per Unit related to the disposition of this mortgage in May 2001. As of December 31, 2000, approximately $1.2 million of this amount is included on the balance sheet in Receivables and other assets. The amount of the Partnership's investment in this mortgage represents the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by AIM 88, an affiliate of the Partnership.


6.    INVESTMENT IN AFFILIATE AND NOTE PAYABLE TO AFFILIATE

     As of December 31, 2000, the Partnership, along with AIM 88 and American Insured Mortgages Investors L.P. - Series 85 ("AIM 85"), affiliates of the General Partner, equally own AIM Mortgage, Inc. In turn, AIM Mortgage, Inc. owns all of the outstanding preferred stock and common stock of IFI. In order to capitalize IFI with sufficient net worth under HUD regulations, in April 1994, AIM 88, an affiliate of the Partnership, transferred a GNMA mortgage-backed security in the amount of approximately $2.0 million to IFI.

     As part of AIM 88's transfer of the GNMA to IFI, the Partnership and AIM 85 each issued a demand note payable to AIM 88 and recorded an investment in IFI through AIM Mortgage, Inc. in proportion to each entity's coinsured mortgages for which IFI was mortgagee of record as of April 1, 1994. Interest expense on the note payable is based on an interest rate of 7.25% per annum. In April 1997, the GNMA mortgage-backed security, with a balance of $1.9 million, was reallocated between the Partnership and AIM 88, since AIM 85 no longer holds coinsured mortgages. As of December 31, 2000, the Investment in affiliate and related demand note payable from the Partnership were cancelled as it no longer holds mortgages coinsured by IFI (see Note 5).

     In connection with these transfers, IFI had entered into an expense reimbursement agreement with the Partnership, AIM 85 and AIM 88 (collectively the "AIM Funds") whereby IFI reimburses the AIM Funds for general and administrative expenses incurred on behalf of IFI. The expense reimbursement is allocated to the AIM Funds based on an amount proportionate to each entity's IFI coinsured mortgages. The expense reimbursement and the Partnership's equity interest in IFI's net income or loss, substantially equals the interest the Partnership pays on the note. In April 1997, this agreement was amended to exclude AIM 85 which no longer holds coinsured mortgages. In December 2000, this agreement was amended to exclude AIM 86, which no longer holds coinsured mortgages.


7.    TRANSACTIONS WITH RELATED PARTIES

     The principal officers of the General Partner for the years ended December 31, 2000, 1999 and 1998 did not receive fees for serving as officers of the General Partner, nor are any fees expected to be paid to the officers in the future.

     The General Partner, CMSLP and certain affiliated entities have, during the years ended December 31, 2000, 1999 and 1998, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                 Capacity in Which               For the years ended December 31,
Name of Recipient                   Served/Item                 2000           1999           1998
-----------------                   -----------                 ----           ----           ----
CRIIMI, Inc. (1)           General Partner/Distribution      $  663,644     $2,333,856     $1,070,712

AIM Acquisition
  Partners, L.P. (2)       Advisor/Asset Management Fee         374,943        540,758        746,504

CRIIMI MAE                 Affiliate of General Partner/
  Management, Inc.           Expense Reimbursement               41,959         45,744         42,883

(1) The General Partner, pursuant to amendments to the partnership agreement, effective September 6, 1991, is entitled to receive 4.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the partnership agreement).

(2) The Advisor, pursuant to the partnership agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.75% of Total Invested Assets. CMSLP, the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $140,800, $201,856 and $278,684 for the years ended December 31, 2000, 1999 and 1998, respectively. The limited partner of CMSLP is a wholly owned subsidiary of CRIIMI MAE, which filed for protection under Chapter 11 of the U.S. Bankruptcy Code.



8.    DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                              2000                   1999                  1998
                                              ----                   ----                  ----
Quarter ended March 31,                    $   0.070              $   2.56 (3)          $   0.15
Quarter ended June 30,                         0.095 (1)              0.10 (4)              1.75(6)
Quarter ended September 30,                    0.075                  0.08                  0.13
Quarter ended December 31,                     1.105 (2)              1.99 (5)              0.14
                                           ---------              --------              --------

                                           $   1.345              $   4.73              $   2.17
                                           =========              ========              ========

(1) This amount includes approximately $0.02 per Unit of interest from receipt of HUD debenture in exchange for the Spring Lake Village HUD coinsurance claim.
(2) This amount includes approximately $1.02 per Unit return of capital received from the coinsurer of the mortgage on The Villas, as a result of its coinsurance claim filed with HUD.
(3) This amount includes approximately $2.46 per Unit representing return of capital and gain from the prepayment of the following mortgages: Iroquois Club Apartments of $1.89 per Unit and Greenbriar Place of $0.57 per Unit.
(4) This amount includes approximately $0.01 per Unit representing previously undistributed accrued interest receivable from Spring Lake Village.
(5) This amount includes approximately $0.53 per Unit representing return of capital and gain from the prepayment of the mortgage on Argyle Place Apartments. In addition, this amount includes approximately $1.40 per Unit representing partial return of capital received as a result of the sale of St. Charles Place-Phase II and The Villas.
(6) This amount includes approximately $1.60 per Unit representing return of capital from the prepayment of the following mortgages: Oak Grove Apartments of $0.67 per Unit and Arbor Station Apartments of $0.93 per Unit.

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

10.      SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2000, 1999 and 1998:

      (In Thousands, Except Per Unit Data)

                                                                                 2000
                                                                             Quarter ended
                                                      March 31          June 30         September 30      December 31
                                                      --------          -------         ------------      -----------
Income                                               $     835         $     721         $     717         $     861
Net gain on mortgage dispositions                           --                --                --             4,753
Net earnings                                               676               543               553             5,473
Net earnings per Limited Partnership Unit - Basic    $    0.07         $    0.05         $    0.05         $    0.55

                                                                                 1999
                                                                             Quarter ended
                                                      March 31          June 30         September 30     December 31
                                                      --------          -------         ------------     -----------

Income                                               $   1,198         $     880         $     917        $     916
Net gain on mortgage dispositions                          228                --               369               --
Net earnings                                             1,166               680             1,071              714
Net earnings per Limited Partnership Unit - Basic    $    0.12         $    0.07         $    0.11        $    0.06

                                                                                 1998
                                                                             Quarter ended
                                                      March 31          June 30         September 30     December 31
                                                      --------          -------         ------------     -----------

Income                                               $   1,819         $   1,424         $   1,495        $   1,320
Gain on mortgage dispositions                               --               437                --               --
Net earnings                                             1,507             1,575             1,244            1,047
Net earnings per Limited Partnership Unit - Basic    $    0.15         $    0.16         $    0.12        $    0.10

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 2000

                                                                                                                           Annual
                                                                                                                           Payment
                                                                          Interest                          Net          (Principal
                                                                          Rate on        Face             Carrying           and
                                                             Maturity     Mortgage     Amount of           Value          Interest)
Development Name/Location                                      Date        (4)(5)     Mortgage (3)      (3)(6)(7)(9)       (4)(8)
-------------------------                                    --------     --------    ------------      ------------     -----------
ACQUIRED INSURED MORTGAGES:
Investment in FHA-Insured Certificates (carried at fair value)

Southampton Apts., Grove City, OH                              4/27        8.50%      $  1,920,297      $  1,918,941     $   183,038
Pleasantview Nursing Home, Union, NJ                           6/29        7.75%         3,331,431         3,217,513         290,532
                                                                                      ------------      ------------

    Total investment in FHA-Insured Certificates -
      Acquired Insured Mortgages                                                         5,251,728         5,136,454
                                                                                      ------------      ------------

ACQUIRED INSURED MORTGAGES:
Investment in GNMA Mortgage-Backed Securities (carried at fair value)

Brighton Manor, Petersburg, VA                                 3/29        7.50%           986,500           973,250          80,487
Cyress Cove, Jacksonville, FL                                  2/28        7.30%         6,656,622         6,567,986         547,655
Hickory Tree Apts., Indianapolis, IN                           4/27        7.375%        3,335,632         3,291,409         279,281
Main Street Square, Roundrock, TX                              9/29        8.75%         1,323,444         1,317,980         122,820
Maple Manor, Syracuse, NY                                      4/29        7.375%        1,193,136         1,177,127          97,570
Mountain Village Apts., Tucson, AZ                             5/29        7.50%         1,295,509         1,278,092         105,511
Oakwood Garden Apts., San Jose, CA                            10/23        7.75%         9,192,525         9,073,375         813,878
Regency Park Apts., North St. Paul, MN                         4/24        7.00%         1,373,154         1,355,475         116,236
Sunflower Apts., Tucson, AZ                                    5/29        7.50%         1,755,627         1,732,025         142,984
                                                                                      ------------      ------------

    Total investment in GNMA Mortgage- Backed
      Securities-Acquired Insured Mortgages                                             27,112,149        26,766,719
                                                                                      ------------      ------------

    Total investment in FHA-Insured Certificates
       and GNMA Mortgage-Backed Securities                                              32,363,877        31,903,173
                                                                                      ------------      ------------


ORIGINATED INSURED MORTGAGE:
Investment in FHA-Insured Loans (carried at amortized cost) (2)

Colony Square Apts, Rocky Mount, NC (1)                       10/28        8.25%         4,052,423         4,202,201         372,352

ACQUIRED INSURED MORTGAGE:
Investment in FHA-Insured Loan (carried at amortized cost) (2)

Winburn Square, Lexington, KY                                  1/27        9.00%           961,301           958,273          95,829
                                                                                      ------------      ------------

     Total investment in FHA-Insured Loans                                               5,013,724         5,160,474
                                                                                      ------------      ------------

     TOTAL INVESTMENT IN INSURED MORTGAGES                                            $ 37,377,601      $ 37,063,647
                                                                                      ============      ============

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 2000

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

(4) This represents the base interest rate during the permanent phase of this insured mortgage loan. Additional interest (referred to as Participations) measured as a percentage of the net cash flow from the development and of the net proceeds from sale, refinancing or other disposition of the underlying development (as defined in the participation agreements), will also be due. During the years ended December 31, 2000, 1999 and 1998, the Partnership received additional interest of $16,844, $12,503 and $74,112, respectively, from the Participations.

(5) In addition, the servicer or the sub-servicer of the Insured Mortgage, primarily unaffiliated third parties, is entitled to receive compensation for certain services rendered.

(6) A reconciliation of the carrying value of the Insured Mortgages, including AHFS, for the years ended December 31, 2000 and 1999, is as follows:

                                                                         2000                       1999
                                                                     -----------                 -----------
Beginning balance                                                    $41,318,088                 $90,613,561
   Amount reclassified to Receivables and other assets
      related to The Villas and St. Charles Place - Phase II                  --                  (4,251,324)(c)
   Principal receipts on Insured Mortgages                              (445,663)                   (441,069)
   Gain on mortgage dispositions                                       1,339,299 (a)                 698,402
   Loss on mortgage dispositions                                              --                    (101,219)
   Disposition of mortgages                                                   --                 (44,301,514)
   Disposition of AHFS                                                (5,995,412)(b)                      --
   Adjustment to unrealized gains (losses) on
     investments in Insured Mortgages                                    847,335                    (898,749)
                                                                     -----------                 -----------

Ending balance                                                       $37,063,647                 $41,318,088
                                                                     ===========                 ===========

     (a) This amount represents the gain recognized on the sale of the AHFS, Spring Lake Village.

     (b) This amount represents cash proceeds of $4,571,322 and non-cash proceeds of $1,424,090 as reflected on the Statement of Cash Flows.

     (c) This amount represents all non-cash proceeds as reflected on the Statement of Cash Flows.


(7) The mortgages underlying the Partnership's investment in FHA-Insured Certificates, GNMA Mortgage-Backed Securities, and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

(8) Principal and interest are payable at level amounts over the life of the Insured Mortgages.

(9)  As of December 31, 2000 and 1999,  the tax basis of the Insured  Mortgages,
     including  AHFS,  was  approximately   $37.1  million  and  $42.0  million,
     respectively.

                                 EXHIBIT 10.15

                   THIRD AMENDMENT TO REIMBURSEMENT AGREEMENT
                   ------------------------------------------


     THIS THIRD AMENDMENT TO REIMBURSEMENT AGREEMENT is made effective as of January 1, 2000 by and among Integrated Funding, Inc., a New York corporation ("IFI"), American Insured Mortgage Investors L.P. - Series 86 ("AIM 86"), and American Insured Mortgage Investors L.P. - Series 88 ("AIM 88") (AIM 86 and AIM 88 collectively referred to as the "AIM Funds").

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

     C. The parties hereto entered into the amendment to Reimbursement Agreement effective as of April 1, 1997 (the "Second Amendment") in order to change the allocation of expenses to each fund based on the outstanding principal balance of coinsured loans for which IFI acts as the mortgagee of record as of April 1, 1997.

     D. The parties seek to change the allocation of expenses to each fund based on the outstanding principal balance of coinsured loans for which IFI acts as the mortgagee of record as of January 1, 2000.


     NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     1. Section 1 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

     "1. Reimbursement. IFI will reimburse the AIM Funds a total expense amount calculated as .95793% annually of the outstanding principal balance of the coinsured loans for which IFI acts the mortgagee of record (approximately $14 million as of January 1, 2000). The total expense reimbursement shall be allocated to each AIM Fund as follows:

                AIM FUND                  % of Coinsured Loan Balance
                --------                  ---------------------------
                 AIM 86                               34%
                 AIM 88                               66%

     2. Except as modified above, all other provisions of the Agreement shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties have executed this Amendment as of the day and year first above written.



                                                     INTEGRATED FUNDING, INC.

                                                     By:/s/ William B. Dockser
                                                     -------------------------
                                                     William B. Dockser
                                                     Chairman of the Board




                                                     AMERICAN INSURED MORTGAGE
                                                     INVESTORS L.P. - Series 86

                                                     By:      CRIIMI, Inc.,
                                                              General Partner



                                                     By:/s/ Cynthia O. Azzara
                                                     ------------------------
                                                     Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer



                                                     AMERICAN INSURED MORTGAGE
                                                     INVESTORS L.P. - Series 88

                                                     By:      CRIIMI, Inc.,
                                                              General Partner



                                                     By:/s/ Cynthia O. Azzara
                                                     ------------------------
                                                     Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer