Form 10-Q
period 2001-03-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 2001-05-15
CIK 784014

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                         March 31, 2001
                                                              --------------


Commission file number                                           1-12704
                                                              --------------


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
              ----------------------------------------------------
               (Exact name of registrant as specified in charter)


          Delaware                                      13-2943272
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------               ----------
(Address of principal executive offices)                (Zip Code)

                                 (301) 816-2300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of March 31, 2001, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001


                                                                                                        PAGE
                                                                                                        ----
PART I.           Financial Information

Item 1.           Financial Statements

                  Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000                       3

                  Statements of Income and Comprehensive Income - for the three months
                        ended March 31, 2001 and 2000 (unaudited)                                         4

                  Statement of Changes in Partners' Equity - for the three months ended
                        March 31, 2001 (unaudited)                                                        5

                  Statements of Cash Flows - for the three months ended March 31, 2001 and
                        2000 (unaudited)                                                                  6

                  Notes to Financial Statements (unaudited)                                               7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                       14

Item 2A.          Qualitative and Quantitative Disclosures about Market Risk                             16

PART II.          Other Information

Item 5.           Other Information                                                                      17

Item 6.           Exhibits and Reports on Form 8-K                                                       17

Signature                                                                                                18

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                             March 31,      December 31,
                                                               2001             2000
                                                           ------------     ------------
                                                          (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                             $ 31,960,152    $ 31,903,173

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Originated insured mortgages                              4,191,525       4,202,201
    Acquired insured mortgage                                   955,950         958,273
                                                           ------------    ------------
                                                              5,147,475       5,160,474

Cash and cash equivalents                                     8,259,057      15,872,119

Investment in FHA debenture                                     230,670         783,981

Receivables and other assets                                    576,120       2,065,477
                                                           ------------    ------------
      Total assets                                         $ 46,173,474    $ 55,785,224
                                                           ============    ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $  8,055,765    $ 11,127,025

Note payable and due to affiliate                                  --            24,948

Accounts payable and accrued expenses                            96,902         103,905
                                                           ------------    ------------
      Total liabilities                                       8,152,667      11,255,878
                                                           ------------    ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    9,576,290 Units issued and outstanding                   45,909,914      52,252,446
  General partners' deficit                                  (7,519,822)     (7,193,025)
  Accumulated other comprehensive income                       (369,285)       (530,075)
                                                           ------------    ------------
      Total Partners' equity                                 38,020,807      44,529,346
                                                           ------------    ------------
      Total liabilities and partners' equity               $ 46,173,474    $ 55,785,224
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

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                       For the three months ended
                                                                March 31,
                                                     ------------------------------
                                                         2001             2000
                                                     -----------        -----------
Income:
  Mortgage investment income                         $   695,738        $   720,811
  Interest and other income                              152,751            114,475
                                                     -----------        -----------
                                                         848,489            835,286
                                                     -----------        -----------

Expenses:
  Asset management fee to related parties                 76,254             87,996
  General and administrative                              64,601             59,357
  Interest expense to affiliate                                -             11,935
                                                     -----------        -----------
                                                         140,855            159,288
                                                     -----------        -----------
Net earnings before gain on
  mortgage disposition                                   707,634            675,998

Gain on mortgage disposition                             678,802                 -
                                                     -----------        -----------

Net earnings                                         $ 1,386,436        $   675,998
                                                     ===========        ===========

Other comprehensive income                               160,790             24,667
                                                     -----------        -----------
Comprehensive income                                 $ 1,547,226        $   700,665
                                                     -----------        -----------

Net earnings allocated to:
  Limited partners - 95.1%                           $ 1,318,501        $   642,874
  General Partner -   4.9%                                67,935             33,124
                                                     -----------        -----------
                                                     $ 1,386,436        $   675,998
                                                     ===========        ===========

Net earnings per Unit of limited
  partnership interest - basic                       $      0.14        $      0.07
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

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 2001

                                   (Unaudited)


                                                                                        Accumulated
                                                                                           Other
                                                        General          Limited       Comprehensive
                                                        Partner          Partner           Loss             Total
                                                     -------------    -------------    -------------    -------------
Balance, December 31, 2000                           $  (7,193,025)   $  52,252,446    $    (530,075)   $  44,529,346

  Net earnings                                              67,935        1,318,501               --        1,386,436

  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                           --               --          160,790          160,790

  Distributions paid or accrued of $0.80 per Unit,
     including return of capital of $0.66 per Unit        (394,732)      (7,661,033)              --       (8,055,765)
                                                     -------------    -------------    -------------    -------------

Balance, March 31, 2001                              $  (7,519,822)   $  45,909,914    $    (369,285)   $  38,020,807
                                                     =============    =============    =============    =============

Limited Partnership Units outstanding - basic, as
  of March 31, 2001                                                       9,576,290
                                                                          =========

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                          For the three months ended
                                                                                                   March 31,
                                                                                             2001            2000
                                                                                         ------------    ------------
Cash flows from operating activities:
   Net earnings                                                                          $  1,386,436    $    675,998
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Gain on mortgage disposition                                                           (678,802)             --
      Changes in assets and liabilities:
         (Decrease) increase in note payable and due to affiliate                             (24,948)         11,936
         Decrease in accounts payable and accrued expenses                                     (7,003)         (2,230)
         Decrease in receivables and other assets                                             104,150         166,635
                                                                                         ------------    ------------

            Net cash provided by operating activities                                         779,833         852,339
                                                                                         ------------    ------------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                      116,810         108,261
   Proceeds received from redemption of debenture                                             783,981              --
   Proceeds received from Patrician                                                         1,833,339              --
                                                                                         ------------    ------------

            Net cash provided by investing activities                                       2,734,130         108,261
                                                                                         ------------    ------------

Cash flows used in financing activities:
   Distributions paid to partners                                                         (11,127,025)    (20,038,714)
                                                                                         ------------    ------------

Net decrease in cash and cash equivalents                                                  (7,613,062)    (19,078,114)

Cash and cash equivalents, beginning of period                                             15,872,119      20,199,791
                                                                                         ------------    ------------

Cash and cash equivalents, end of period                                                 $  8,259,057    $  1,121,677
                                                                                         ============    ============

Non-cash investing activity:
   9.125% debenture received from HUD as an additional claim
   related to the disposition of Asset held for sale under coinsurance program           $    230,670    $         --

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

      On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") confirmed CRIIMI MAE's and CRIIMI MAE Management, Inc.'s Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, and November 22, 2000). On
April 17, 2001, CRIIMI MAE and CRIIMI MAE Management, Inc. announced the completion of their confirmed joint plan of reorganization and emerged from bankruptcy. This marks the conclusion of CRIIMI MAE's and CRIIMI MAE Management, Inc.'s financial reorganization.

2.    BASIS OF PRESENTATION

      In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 2001 and December 31, 2000 and the results of its operations for the three months ended March 31, 2001 and 2000 and its cash flows for the three months ended March 31, 2001 and 2000.

      These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 2000.

Comprehensive Income
--------------------

     Comprehensive income is the change in Partners' equity during a period from transactions from nonowner sources. This includes net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as available for sale. Unrealized gains and losses are reported in the equity section of the Balance Sheet as Accumulated Other Comprehensive Income.

3.    INVESTMENT IN INSURED MORTGAGES

      The following is a discussion of the Partnership's investment in FHA-Insured Loans, FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of March 31, 2001 and December 31, 2000:

Fully Insured Originated Insured Mortgages and Acquired Insured Mortgages
-------------------------------------------------------------------------

     Listed below is the Partnership's aggregate investment in fully Insured Mortgages as of March 31, 2001 and December 31, 2000:

                                                       March 31, 2001          December 31, 2000
                                                       --------------          -----------------

Fully Insured Originated Insured:
  Number of Mortgages                                               1                         1
  Amortized Cost                                          $ 4,191,525               $ 4,202,201
  Face Value                                                4,042,851                 4,052,423
  Fair Value                                                4,096,862                 4,049,248

Fully Insured Acquired Insured:
  Number of
    GNMA Mortgage-Backed Securities                                 9                         9
    FHA-Insured Certificates                                        2                         2
    FHA-Insured Loan                                                1                         1

  Amortized Cost                                         $ 33,285,387              $ 33,391,521
  Face Value                                               33,219,883                33,325,178
  Fair Value                                               32,931,945                32,863,745

     As May 1, 2001 all of the Partnership's fully Insured Mortgage investments are current with respect to the payment of principal and interest except for the mortgage on Colony Square Apartments, which is delinquent with respect to the April 2001 payment of principal and interest.

     In addition to base interest payments from Fully Insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three months ended March 31, 2001 and 2000, the Partnership received additional interest of $0 and $16,844 respectively, from the fully insured Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.

Asset Held for Sale under Coinsurance Program
---------------------------------------------

     The Partnership had previously invested in one Asset Held for Sale under Coinsurance Program ("AHFS"), Spring Lake Village. Spring Lake Village is a 141-unit garden apartment complex located in St. Petersburg, Florida. In July 1997, the General Partner instructed the servicer to file a Notice of Default with HUD. In January 1998, the Partnership discontinued the accrual of interest income. In March 1998, Integrated Funding, Inc. ("IFI"), an affiliate of the Partnership and coinsurance lender, completed foreclosure proceedings and obtained title to this property. A claim was filed with HUD on April 1, 1999. Proceeds related to the disposition of this property are listed below:

  Date                                                                Amount of     Distribution     Date         Date of
received                 Type of proceeds                              proceeds       per Unit     declared     distribution
--------                 ----------------                             ----------      --------     --------     ------------
Apr 2000       Claim proceeds, interest earned on $784,000,
                 9.125% debenture from date of default
                 of mortgage until Jan 2000                           $  178,000       $0.02       Apr 2000       Aug 2000
Dec 2000       Net proceeds from sale of property                      4,479,000        0.44       Jan 2001       May 2001
Jan 2001       Claim proceeds, redemption of $784,000, 9.125%
                 debenture                                               784,000        0.08       Jan 2001       May 2001
Jan 2001       Claim proceeds, interest earned on $231,000,
                 9.125% debenture from date of default
                 of mortgage until Jan 2001 (a)                           74,000        0.01       Jan 2001       May 2001
Apr 2001       Escrow balance from servicer, CMSLP                       303,000         (b)
                                                                      ----------
                    Total                                             $5,818,000
                                                                      ==========

(a) In January 2001, the Partnership received additional assignment proceeds in the form of a 9.125% debenture. The debenture, with a face value and fair value of approximately $231,000, will earn interest semi-annually on January 1 and July 1. The Partnership plans to hold the debenture until it is called or date of maturity, on July 1, 2017, whichever comes first. At that time, debenture proceeds will be distributed to Unitholders.
(b) The Partnership expects to declare approximately $0.03 per Unit in May 2001, related to the escrow balance received from the servicer, CMSLP. As of March 31, 2001, this amount is included on the balance sheet in receivables and other assets.

Coinsured by third party
------------------------

     The following is a discussion of the two Originated Insured Mortgages coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company ("Patrician"), under the HUD coinsurance program.

     On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on The Villas. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on September 30, 1999. In October 1999, the Partnership received sales proceeds of approximately $11.7 million. A distribution of approximately $1.16 per Unit related to the sale was declared in October 1999 and was paid to Unitholders in February 2000. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In October 2000, the Partnership received proceeds from Patrician of approximately $10.3 million and recognized a gain of approximately $3.4 million for the year ended December 31, 2000. A distribution of approximately $1.02 per Unit related to the disposition of this mortgage was declared in October 2000 and was paid to Unitholders in February 2001. The remaining balance due is approximately $185,000 as of March 31, 2001.

     On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on St. Charles Place-Phase II. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $2.5 million. A distribution of approximately $0.24 per Unit related to the sale was declared in November 1999 and was paid to Unitholders in February 2000. In February 2001, the Partnership received claim proceeds from Patrician of approximately $1.8 million and recognized a gain of approximately $679,000 for the three months ended March 31, 2001. The claim proceeds represent the remaining balance due on the mortgage, including interest from November 1, 1995 through the date of receipt. A distribution of approximately $0.18 per Unit related to the disposition of this mortgage was declared in March 2001 and was paid in May 2001. The amount of the Partnership's investment in this mortgage represents the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest is held by AIM 88, an affiliate of the Partnership.

4.    INVESTMENT IN AFFILIATE, NOTE PAYABLE AND DUE TO AFFILIATE

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

      As part of AIM 88's transfer of the GNMA to IFI, the Partnership and AIM 85 each issued a demand note payable to AIM 88 and recorded an investment in IFI through AIM Mortgage, Inc. in proportion to each entity's coinsured mortgages for which IFI was mortgagee of record as of April 1, 1994. Interest expense on the note payable is based on an interest rate of 7.25% per annum. In April 1997, the GNMA mortgage-backed security, with a balance of $1.9 million, was reallocated between the Partnership and AIM 88, since AIM 85 no longer holds coinsured mortgages. In December 2000, the Investment in affiliate and related demand note payable from the Partnership were cancelled as it no longer holds mortgages coinsured by IFI.

      In connection with these transfers, IFI had entered into an expense reimbursement agreement with the Partnership, AIM 85 and AIM 88 (collectively the "AIM Funds") whereby IFI reimburses the AIM Funds for general and administrative expenses incurred on behalf of IFI. The expense reimbursement is allocated to the AIM Funds based on an amount proportionate to each entity's IFI coinsured mortgages. The expense reimbursement and the Partnership's equity interest in IFI's net income or loss, substantially equals the interest the Partnership pays on the note. In April 1997, this agreement was first amended to exclude AIM 85 which no longer holds coinsured mortgages. In December 2000, this agreement was amended to exclude AIM 86, which no longer holds coinsured mortgages.

5.    DISTRIBUTIONS TO UNITHOLDERS

      The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 2001 and 2000 are as follows:

                                           2001       2000
                                          ------     ------
       Quarter ended March 31,            $ 0.80(1)  $ 0.07
                                          ------     ------
                                          $ 0.80     $ 0.07
                                          ======     ======

(1) This amount includes approximately $0.725 per Unit representing return of capital and gain from the following: (a) approximately $0.44 per Unit related to the sale of Spring Lake Village; (b) approximately $0.09 per Unit received from HUD for the Spring Lake Village coinsurance claim; (c) approximately $0.18 per Unit received from the coinsurer of the mortgage on St. Charles Place-Phase II, as result of its coinsurance claim filed with HUD; and (c) approximately $0.015 per Unit of cash held in reserve for anticipated legal costs related to the mortgages on St. Charles Place-Phase II and The Villas.

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

6.    TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three months ended March 31, 2001 and 2000, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                                                                      For the
                                                                                 three months ended
                                                                                      March 31,
    Name of Recipient                   Capacity in Which Served/item              2001       2000
    -----------------                   -----------------------------              ----       ----
CRIIMI, Inc.(1)                         General Partner/Distribution            $ 394,732    $34,539

AIM Acquisition Partners, L.P.(2)       Advisor/Asset Management Fee               76,254     87,996

CRIIMI MAE Management, Inc.             Affiliate of General Partner/Expense
                                            Reimbursement                          11,494     11,445


(1) The General Partner, pursuant to amendments to the Partnership Agreement, is entitled to receive 4.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.75% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP, the sub-advisor to the Partnership is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $28,464 and $33,685 for the three months ended March 31, 2001 and 2000, respectively. The limited partner of CMSLP is a wholly-owned subsidiary of CRIIMI MAE Inc.

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

General
-------

      As of March 31, 2001, the Partnership had invested in 13 insured mortgages, with an aggregate amortized cost of approximately $37 million, an aggregate face value of approximately $37 million and an aggregate fair value of approximately $37 million, as discussed below.

      As May 1, 2001 all of the Partnership's fully Insured Mortgage investments are current with respect to the payment of principal and interest except for the mortgage on Colony Square Apartments, which is delinquent with respect to the April 2001 payment of principal and interest.

Results of Operations
---------------------

      Net earnings increased for the three months ended March 31, 2001, as compared to the corresponding period in 2000, primarily due to an increase in gain on mortgage disposition, as discussed below.

      Mortgage investment income decreased slightly for the three months ended March 31, 2001, as compared to the corresponding period in 2000, primarily due to a reduction in additional interest received from Participations.

      Interest and other income increased for the three months ended March 31, 2001, as compared to the corresponding period in 2000, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

      Asset management fees to related parties decreased for the three months ended March 31, 2001, as compared to the corresponding period in 2000, due to the disposition of the coinsured mortgages.

      General and administrative expense increased for the three months ended March 31, 2001 as compared to the corresponding period in 2000, primarily due to a decrease in the IFI expense reimbursement. This decrease is a result of the amendment to the IFI reimbursement agreement, which was revised to exclude the Partnership, as of December 31, 2000.

      Interest expense to affiliate decreased for the three months ended March 31, 2001 as compared to the corresponding period in 2000. This decrease was due to the cancellation of the note payable to affiliate as of December 31, 2000.

      Gain on mortgage disposition increased for the three months ended March 31, 2001, as compared to the corresponding period in 2000. During the three months ended March 31, 2001, the Partnership recognized a gain of approximately $679,000 from the disposition of St. Charles Place-Phase II, a delinquent mortgage coinsured by a third party, Patrician. During the three months ended March 31, 2000, the Partnership recognized no gains or losses.

Liquidity and Capital Resources
-------------------------------

      The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first three months of 2001 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased for the three months ended March 31, 2001, as compared to the corresponding period in 2000. This decrease is primarily the result of a decrease in the change in receivables and other assets. The change in receivables and other assets is due to the net effect of coinsurance claim proceeds received and accrued for Spring Lake Village.

      Net cash provided by investing activities increased for the three months ended March 31, 2001, as compared to the corresponding period in 2000, primarily due to an increase in proceeds received from Patrician, as previously discussed, and from the redemption of a debenture related to Spring Lake Village.

      Net cash used in financing activities decreased for the three months ended March 31, 2001, as compared to the corresponding period in 2000, due to a decrease in the amount of distributions paid to partners in the first three months of 2001 versus the same period in 2000.

ITEM 2A.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

           The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of the Partnership's assets.

      Management has determined that there has not been a material change as of March 31, 2001, in market risk from December 31, 2000 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2000.

PART II.      OTHER INFORMATION
ITEM 5.       OTHER INFORMATION

      The following table sets forth information concerning a change in the board of directors of CRIIMI MAE, the sole shareholder of the General Partner, effective April 17, 2001. Under the terms of CRIIMI MAE's reorganization plan, the Board of Directors has expanded from six to nine directors.

The five new Directors are:

o John R. Cooper, senior vice president, finance, of PG&E National Energy Group, Inc., Bethesda, MD and senior vice president, finance and chief financial officer of PG&E National Energy Group Company, a subsidiary of PG&E Energy Group, Inc.
o Alan M. Jacobs, president, AMJ Advisors LLC, Woodmere, NY, that provides expertise in business turnarounds, corporate restructuring and reorganization corporate finance and dispute resolution; AMJ was a financial advisor for CRIIMI MAE's Official Committee of Equity Shareholders.
o Donald J. MacKinnon, chief executive officer and president, REALM, New York, NY, a business-to-business e-commerce hub that combines the resources of several real estate software companies: ARGUS Financial Software, B.J. Murray, CTI Limited, DYNA and NewStar solutions.
o Donald C. Wood, president and chief operating officer, Federal Realty Investment Trust, Rockville, MD, an owner, manager and developer of high quality retail and mixed-use properties.
o Michael F. Wurst, principal, Meridian Realty Advisors, Inc., Dallas, TX, a Dallas-based real estate investment firm focusing on out-of-favor or liquidity-challenged sectors and assets.

Directors to remain on the Board are:

o    William B. Dockser, chairman, CRIIMI MAE Inc., Rockville, MD.
o    H. William Willoughby, president, CRIIMI MAE Inc., Rockville, MD.
o Robert J. Merrick, chief credit officer and director, MCG Capital Corporation, Richmond, VA.
o Robert E. Woods, managing director and head of loan syndication for the Americas, Societe Generale, New York, NY.

     Garrett G. Carlson, Sr. and G. Richard Dunnells resigned as directors in conjunction with the effective date of the reorganization plan.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2001.

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


May 15, 2001                               /s/ Cynthia O. Azzara
------------                               ---------------------
DATE                                       Cynthia O. Azzara
                                           Senior Vice President,
                                           Chief Financial Officer and
                                           Treasurer