Form 10-Q
period 2001-06-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 2001-08-03
CIK 784014

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                            June 30, 2001
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



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of June 30, 2001, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001





                                                                                                        PAGE
                                                                                                        ----
PART I.         Financial Information

Item 1.         Financial Statements

                  Balance Sheets - June 30, 2001 (unaudited) and December 31, 2000                        3

                  Statements of Income and Comprehensive Income - for the three and six
                        months ended June 30, 2001 and 2000 (unaudited)                                   4

                  Statement of Changes in Partners' Equity - for the six months ended
                        June 30, 2001 (unaudited)                                                         5

                  Statements of Cash Flows - for the six months ended June 30, 2001 and
                        2000 (unaudited)                                                                  6

                  Notes to Financial Statements (unaudited)                                               7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                       14

Item 2A.          Qualitative and Quantitative Disclosures about Market Risk                             16

PART II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                       17

Signature                                                                                                18

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                             June 30,        December 31,
                                                               2001              2000
                                                           ------------      ------------
                                                           (Unaudited)
                                     ASSETS
Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                             $ 31,403,124      $ 31,903,173

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Originated insured mortgages                              4,180,639         4,202,201
    Acquired insured mortgage                                   953,575           958,273
                                                           ------------      ------------
                                                              5,134,214         5,160,474

Cash and cash equivalents                                     1,249,439        15,872,119

Investment in FHA debenture                                     230,670           783,981

Receivables and other assets                                    281,410         2,065,477
                                                           ------------      ------------
      Total assets                                         $ 38,298,857      $ 55,785,224
                                                           ============      ============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $  1,057,319      $ 11,127,025

Note payable and due to affiliate                                     -            24,948

Accounts payable and accrued expenses                            85,404           103,905
                                                           ------------      ------------
      Total liabilities                                       1,142,723        11,255,878
                                                           ------------      ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    9,576,290 Units issued and outstanding                   45,516,739        52,252,446
  General partners' deficit                                  (7,540,080)       (7,193,025)
  Accumulated other comprehensive income                       (820,525)         (530,075)
                                                           ------------      ------------
      Total Partners' equity                                 37,156,134        44,529,346
                                                           ------------      ------------
      Total liabilities and partners' equity               $ 38,298,857      $ 55,785,224
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

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                        For the three months ended        For the six months ended
                                                                  June 30,                         June 30,
                                                        ----------------------------     ---------------------------
                                                           2001             2000            2001            2000
                                                        -----------      -----------     -----------     -----------
Income:
  Mortgage investment income                            $   722,743      $   701,968     $ 1,418,481     $ 1,422,779
  Interest and other income                                  62,453           18,675         215,204         133,150
                                                        -----------      -----------     -----------     -----------
                                                            785,196          720,643       1,633,685       1,555,929
                                                        -----------      -----------     -----------     -----------

Expenses:
  Asset management fee to related parties                    74,676          100,197         150,930         188,193
  General and administrative                                 66,620           66,372         131,221         125,729
  Interest expense to affiliate                                   -           11,062               -          22,997
                                                        -----------      -----------     -----------     -----------
                                                            141,296          177,631         282,151         336,919
                                                        -----------      -----------     -----------     -----------
Net earnings before gain on
  mortgage disposition                                      643,900          543,012       1,351,534       1,219,010

Gain on mortgage disposition                                      -                -         678,802               -
                                                        -----------      -----------     -----------     -----------

Net earnings                                            $   643,900      $   543,012     $ 2,030,336     $ 1,219,010
                                                        ===========      ===========     ===========     ===========

Other comprehensive income (loss)                          (451,240)        (203,059)       (290,450)       (178,392)
                                                        -----------      -----------     -----------     -----------
Comprehensive income                                    $   192,660      $   339,953     $ 1,739,886     $ 1,040,618
                                                        -----------      -----------     -----------     -----------

Net earnings allocated to:
  Limited partners - 95.1%                              $   612,349      $   516,404     $ 1,930,850     $ 1,159,279
  General Partner -   4.9%                                   31,551           26,608          99,486          59,731
                                                        -----------      -----------     -----------     -----------
                                                        $   643,900      $   543,012     $ 2,030,336     $ 1,219,010
                                                        ===========      ===========     ===========     ===========

Net earnings per Unit of limited
  partnership interest - basic                          $      0.06      $      0.05     $      0.20     $      0.12
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

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                     For the six months ended June 30, 2001

                                   (Unaudited)

                                                                                                    Accumulated
                                                                                                       Other
                                                                General            Limited         Comprehensive
                                                                Partner            Partner             Loss               Total
                                                             -------------      -------------      -------------      -------------
Balance, December 31, 2000                                   $  (7,193,025)     $  52,252,446      $    (530,075)     $  44,529,346

  Net earnings                                                      99,486          1,930,850                  -          2,030,336

  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                                    -                  -           (290,450)          (290,450)

  Distributions paid or accrued of $0.905 per Unit,
     including return of capital of $0.705 per Unit               (446,541)        (8,666,557)                 -         (9,113,098)
                                                             -------------      -------------      -------------      -------------

Balance, June 30, 2001                                       $  (7,540,080)     $  45,516,739      $    (820,525)     $  37,156,134
                                                             =============      =============      =============      =============

Limited Partnership Units outstanding - basic, as
  of June 30, 2001                                                                  9,576,290
                                                                                    =========

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                       For the six months ended
                                                                                                                June 30,
                                                                                                        2001              2000
                                                                                                     -----------       -----------
Cash flows from operating activities:
   Net earnings                                                                                      $ 2,030,336       $ 1,219,010
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Gain on mortgage disposition                                                                      (678,802)                -
      Changes in assets and liabilities:
         Decrease in note payable and due to affiliate                                                   (24,948)                -
         Decrease in accounts payable and accrued expenses                                               (18,501)           (4,694)
         Decrease in receivables and other assets                                                        398,860           280,542
         Decrease in investment in affiliate                                                                   -             8,966
                                                                                                     -----------       -----------

            Net cash provided by operating activities                                                  1,706,945         1,503,824
                                                                                                     -----------       -----------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                                 235,859           218,600
   Proceeds received from redemption of debenture                                                        783,981                 -
   Proceeds received from Patrician                                                                    1,833,339                 -
   Proceeds received from mortgage dispositions                                                                -            92,085
                                                                                                     -----------       -----------

            Net cash provided by investing activities                                                  2,853,179           310,685
                                                                                                     -----------       -----------

Cash flows used in financing activities:
   Distributions paid to partners                                                                    (19,182,804)      (20,743,593)
                                                                                                     -----------       -----------


Net decrease in cash and cash equivalents                                                            (14,622,680)      (18,929,084)

Cash and cash equivalents, beginning of period                                                        15,872,119        20,199,791
                                                                                                     -----------       -----------

Cash and cash equivalents, end of period                                                             $ 1,249,439       $ 1,270,707
                                                                                                     ===========       ===========

Non-cash investing activity:
  9.125% debenture received from HUD as an additional claim
    related to the Springlake Village coinsurance claim                                              $   230,670       $         -
  9.125% debenture received from HUD in exchange for the initial                                               -           783,981
    Springlake Village coinsurance claim

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

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner, or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, Inc., an affiliate of CRIIMI MAE.

     The Partnership's investment in mortgages includes participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration (FHA) programs (FHA-Insured Certificates), mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA Mortgage-Backed Securities) and FHA-insured mortgage loans (FHA-Insured Loans and together with FHA-Insured Certificates and GNMA Mortgage-Backed
Securities referred to herein as Insured Mortgages). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans, insured in whole by the federal government, are non-recourse first liens on multifamily residential developments or retirement homes.

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

2.    BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 2001 and December 31, 2000 and the results of its operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000.

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

3.    INVESTMENT IN INSURED MORTGAGES

     The  following  is  a  discussion  of  the   Partnership's   investment  in
FHA-Insured Loans, FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of June 30, 2001 and December 31, 2000:

Fully Insured Originated Insured Mortgages and Acquired Insured Mortgages
-------------------------------------------------------------------------

     Listed below is the Partnership's aggregate investment in fully Insured Mortgages as of June 30, 2001 and December 31, 2000:

                                                         June 30, 2001           December 31, 2000
                                                         -------------           -----------------

Fully Insured Originated Insured:
  Number of Mortgages                                               1                         1
  Amortized Cost                                          $ 4,180,639               $ 4,202,201
  Face Value                                                4,033,080                 4,052,423
  Fair Value                                                4,004,851                 4,049,248

Fully Insured Acquired Insured:
  Number of
   GNMA Mortgage-Backed Securities                                  9                         9
   FHA-Insured Certificates                                         2                         2
   FHA-Insured Loan                                                 1                         1

  Amortized Cost                                         $ 33,177,225              $ 33,391,521
  Face Value                                               33,112,564                33,325,178
  Fair Value                                               32,353,015                32,863,745

     As of August 1, 2001 all of the Partnership's fully Insured Mortgage investments are current with respect to the payment of principal and interest.

     In addition to base interest payments from Fully Insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and six months ended June 30, 2001, the Partnership received additional interest of $29,162 and $29,162, respectively, from the fully insured Participations. During the three and six months ended June 30, 2000, the Partnership received additional interest of $0 and $16,844, respectively, from the fully insured Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.

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


  Date                                                                           Amount of     Distribution    Date       Date of
received               Type of proceeds                                          proceeds        per Unit    declared   distribution
--------               ----------------                                         ----------       --------    --------   ------------
Apr 2000      Claim proceeds, interest earned on $784,000, 9.125%
                debenture from date of default of mortgage until Jan 2000       $  178,000        $0.02      Apr 2000     Aug 2000
Dec 2000      Net proceeds from sale of property                                 4,479,000         0.44      Jan 2001     May 2001
Jan 2001      Claim proceeds, redemption of $784,000, 9.125%
                debenture                                                          784,000         0.08      Jan 2001     May 2001
Jan 2001      Claim proceeds, interest earned on $231,000, 9.125%
                debenture from date of default of mortgage until Jan
                2001 (a)                                                            74,000         0.01      Jan 2001     May 2001
Apr 2001      Escrow balance from servicer, CMSLP                                  303,000         0.03      May 2001     Aug 2001
                                                                                ----------        -----
`               Total                                                           $5,818,000        $0.58
                                                                                ==========        =====

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

Coinsured by third party
------------------------

      On October 14, 1993, an unaffiliated third party coinsurance lender, The Patrician Mortgage Company ("Patrician"), filed a foreclosure action on the property underlying the coinsured mortgage on The Villas. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on September 30, 1999. In October 1999, the Partnership received sales proceeds of approximately $11.7 million. A distribution of approximately $1.16 per Unit related to the sale was declared in October 1999 and was paid to Unitholders in February 2000. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In October 2000, the Partnership received proceeds from Patrician of approximately $10.3 million and recognized a gain of approximately $3.4 million for the year ended December 31, 2000. A distribution of approximately $1.02 per Unit related to the disposition of this mortgage was declared in October 2000 and was paid to Unitholders in February 2001. The remaining balance due, including accrued interest, is approximately $189,000 as of June 30, 2001. This amount is not included on the Partnership's balance sheet, however the servicer of this mortgage is actively pursuing payment for the remaining balance.

      On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on St. Charles Place-Phase II. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $2.5 million. A distribution of approximately $0.24 per Unit related to the sale was declared in November 1999 and was paid to Unitholders in February 2000. In February 2001, the Partnership received claim proceeds from Patrician of approximately $1.8 million and recognized a gain of approximately $679,000 for the three months ended March 31, 2001. The claim proceeds represent the remaining balance due on the mortgage, including interest from November 1, 1995 through the date of receipt. A distribution of approximately $0.18 per Unit related to the disposition of this mortgage was declared in March 2001 and was paid in May 2001. The amount of the Partnership's investment in this mortgage represented the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest was held by American Insured Mortgages Investors L.P. - Series 88 ("AIM 88"), an affiliate of the Partnership.

4.    INVESTMENT IN AFFILIATE, NOTE PAYABLE AND DUE TO AFFILIATE

     The Partnership, along with AIM 88 and American Insured Mortgages Investors
- Series 85, L.P. ("AIM 85"), affiliates of the General Partner, equally own AIM Mortgage, Inc. In turn, AIM Mortgage, Inc. owns all of the outstanding preferred stock and common stock of IFI. In order to capitalize IFI with sufficient net worth under HUD regulations, in April 1994, AIM 88, an affiliate of the Partnership, transferred a GNMA mortgage-backed security in the amount of approximately $2.0 million to IFI.

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

5.    DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 2001 and 2000 are as follows:

                                            2001            2000
                                          ------          ------

       Quarter ended March 31,            $ 0.800(1)      $ 0.070
       Quarter ended June 30,               0.105(2)        0.095(3)
                                          --------        -------
                                          $ 0.905         $ 0.165
                                          =======         =======

(1) This amount includes approximately $0.725 per Unit representing return of capital and gain from the following: (a) approximately $0.44 per Unit related to the sale of Spring Lake Village; (b) approximately $0.09 per Unit received from HUD for the Spring Lake Village coinsurance claim; (c) approximately $0.18 per Unit received from the coinsurer of the mortgage on St. Charles Place-Phase II, as result of its coinsurance claim filed with HUD; and (d) approximately $0.015 per Unit of cash held in reserve for anticipated legal costs related to the mortgages on St. Charles Place-Phase II and The Villas.
(2) This amount includes approximately $0.03 per Unit related to the receipt of an escrow balance from the servicer of Spring Lake Village.
(3) This amount includes approximately $0.02 per Unit representing interest from receipt of HUD debenture in exchange for the Spring Lake Village HUD coinsurance claim.

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

6.    TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three and six months ended June 30, 2001 and 2000, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                                                                   For the                 For the
                                                                              three months ended      six months ended
                                                                                   June 30,                June 30,
        Name of Recipient                Capacity in Which Served/item         2001       2000         2001       2000
        -----------------                -----------------------------       --------   --------     --------   --------
        CRIIMI, Inc.(1)                  General Partner/Distribution        $ 51,809   $ 46,874     $446,541   $ 81,414

        AIM Acquisition Partners,
          L.P.(2)                        Advisor/Asset Management Fee          74,676    100,197      150,930    188,193

        CRIIMI MAE Management, Inc.      Affiliate of General Partner/
                                           Expense Reimbursement               11,405     14,716       22,899     26,161

(1) The General Partner, pursuant to amendments to the Partnership Agreement, is entitled to receive 4.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.75% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP, the sub-advisor to the Partnership is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $27,876 and $56,340 for the three and six months ended June 30, 2001 and $37,401 and $71,086 for the three and six months ended June 30, 2000, respectively. The limited partner of CMSLP is a wholly-owned subsidiary of CRIIMI MAE Inc.

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

General
-------

     As of June 30, 2001, the Partnership had invested in 13 insured mortgages, with an aggregate amortized cost of approximately $37 million, an aggregate face value of approximately $37 million and an aggregate fair value of approximately $36 million, as discussed below.

     As August 1, 2001 all of the Partnership's fully Insured Mortgage investments are current with respect to the payment of principal and interest.

Results of Operations
---------------------

     Net earnings increased for the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000. The increase for the three month period is primarily the result of an increase in interest and other income, a decrease in asset management fee to related parties and a decrease in interest expense to affiliate, as discussed below. The increase for the six month period is primarily due to an increase in gain on mortgage disposition, as discussed below.

     Mortgage investment income increased slightly for the three months ended June 30, 2001, as compared to the corresponding period in 2000, primarily due to an increase in additional interest received from Participations.

     Interest and other income increased for the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fee to related parties decreased for the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000, due to the disposition of the coinsured mortgages in the fourth quarter of 2000 and the first quarter of 2001.

     General and administrative expense increased for the six months ended June 30, 2001 as compared to the corresponding period in 2000, primarily due to a decrease in the IFI expense reimbursement. This decrease is a result of the amendment to the IFI reimbursement agreement, which was revised to exclude the Partnership, as of December 31, 2000.

     Interest expense to affiliate decreased for the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000. This decrease was due to the cancellation of the note payable to affiliate as of December 31, 2000.

     Gain on mortgage disposition increased for the six months ended June 30, 2001, as compared to the corresponding period in 2000. During the six months ended June 30, 2001, the Partnership recognized a gain of approximately $679,000 from the disposition of St. Charles Place-Phase II, a delinquent mortgage coinsured by a third party, Patrician. During the six months ended June 30, 2000, the Partnership recognized no gains or losses.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first six months of 2001 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities increased for the six months ended June 30, 2001, as compared to the corresponding period in 2000. This increase is primarily the result of an increase in earnings before gain on mortgage disposition, as previously discussed, and an increase in the change in receivables and other assets. The change in receivables and other assets is due to the timing of proceeds received on delinquent mortgages.

     Net cash provided by investing activities increased for the six months ended June 30, 2001, as compared to the corresponding period in 2000, primarily due to an increase in proceeds received from Patrician, as previously discussed, and from the redemption of a debenture related to Spring Lake Village.

     Net cash used in financing activities decreased for the six months ended June 30, 2001, as compared to the corresponding period in 2000, due to a decrease in the amount of distributions paid to partners in the first six months of 2001 versus the same period in 2000.

PART I.      FINANCIAL INFORMATION
ITEM 2A.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market. The Partnership will experience fluctuations in the market value of its assets related to changes in the interest rates of U.S. Treasury bonds as well as increases in the spread between U.S. Treasury bonds and the Partnership's Insured Mortgages. As of June 30, 2001, the average treasury rate used to price the Partnership's Insured Mortgages had increased by approximately 30 basis points compared to December 31, 2000.


     Management has determined that there has not been a material change as of June 30, 2001, in market risk from December 31, 2000 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2000.

PART II.   OTHER INFORMATION
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2001.

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

                                           AMERICAN INSURED MORTGAGE
                                           INVESTORS L.P. - SERIES 86
                                           (Registrant)

                                           By:  CRIIMI, Inc.
                                                General Partner


August   , 2001                            /s/ Cynthia O. Azzara
---------------                            ---------------------------
DATE                                       Cynthia O. Azzara
                                           Senior Vice President,
                                           Chief Financial Officer and
                                           Treasurer