Form 10-Q
period 2001-09-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 2001-11-14
CIK 784014

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                      September 30, 2001
                                                           ------------------


Commission file number                                          1-12704
                                                           ------------------


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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of September 30, 2001, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                                                                                        PAGE
                                                                                                        ----
PART I.         Financial Information

Item 1.         Financial Statements

                  Balance Sheets - September 30, 2001 (unaudited) and December 31, 2000                   3

                  Statements of Income and Comprehensive Income - for the three and nine months ended September 30, 2001 and 2000
                        (unaudited)                                                                       4

                  Statement of Changes in Partners' Equity - for the nine months ended
                        September 30, 2001 (unaudited)                                                    5

                  Statements of Cash Flows - for the nine months ended September 30, 2001 and
                        2000 (unaudited)                                                                  6

                  Notes to Financial Statements (unaudited)                                               7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                       13

Item 2A.        Qualitative and Quantitative Disclosures about Market Risk                               15

PART II.        Other Information

Item 6.         Exhibits and Reports on Form 8-K                                                         16

Signature                                                                                                17

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                           September 30,     December 31,
                                                               2001             2000
                                                           ------------      ------------
                                                            (Unaudited)
                                     ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                             $ 32,290,067      $ 31,903,173

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Originated insured mortgages                              4,169,538         4,202,201
    Acquired insured mortgage                                   951,146           958,273
                                                           ------------      ------------
                                                              5,120,684         5,160,474

Cash and cash equivalents                                       862,931        15,872,119

Investment in FHA debenture                                     230,670           783,981

Receivables and other assets                                    303,006         2,065,477
                                                           ------------      ------------
      Total assets                                         $ 38,807,358      $ 55,785,224
                                                           ============      ============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $    755,228      $ 11,127,025

Note payable and due to affiliate                                     -            24,948

Accounts payable and accrued expenses                            91,034           103,905
                                                           ------------      ------------
      Total liabilities                                         846,262        11,255,878
                                                           ------------      ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    9,576,290 Units issued and outstanding                   45,336,253        52,252,446
  General partners' deficit                                  (7,549,377)       (7,193,025)
  Accumulated other comprehensive income                        174,220          (530,075)
                                                           ------------      ------------
      Total Partners' equity                                 37,961,096        44,529,346
                                                           ------------      ------------
      Total liabilities and partners' equity               $ 38,807,358      $ 55,785,224
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                    For the three months ended           For the nine months ended
                                                           September 30,                        September 30,
                                                  ------------------------------       ------------------------------
                                                      2001              2000               2001              2000
                                                  ------------      ------------       ------------      ------------
Income:
  Mortgage investment income                      $    691,382      $    699,932       $  2,109,863      $  2,122,711
  Interest and other income                             11,660            17,097            226,864           150,247
                                                  ------------      ------------       ------------      ------------
                                                       703,042           717,029          2,336,727         2,272,958
                                                  ------------      ------------       ------------      ------------

Expenses:
  Asset management fee to related parties               74,676            97,307            225,606           285,500
  General and administrative                            62,912            54,816            194,133           180,545
  Interest expense to affiliate                              -            11,498                  -            34,495
                                                  ------------      ------------       ------------      ------------
                                                       137,588           163,621            419,739           500,540
                                                  ------------      ------------       ------------      ------------
Net earnings before gain on
  mortgage disposition                                 565,454           553,408          1,916,988         1,772,418

Gain on mortgage disposition                                 -                 -            678,802                 -
                                                  ------------      ------------       ------------      ------------

Net earnings                                      $    565,454      $    553,408       $  2,595,790      $  1,772,418
                                                  ============      ============       ============      ============

Other comprehensive income                             994,745           212,034            704,295            33,642
                                                  ------------      ------------       ------------      ------------
Comprehensive income                              $  1,560,199      $    765,442       $  3,300,085      $  1,806,060
                                                  ------------      ------------       ------------      ------------

Net earnings allocated to:
  Limited partners - 95.1%                        $    537,747      $    526,291       $  2,468,596      $  1,685,570
  General Partner -   4.9%                              27,707            27,117            127,194            86,848
                                                  ------------      ------------       ------------      ------------
                                                  $    565,454      $    553,408       $  2,595,790      $  1,772,418
                                                  ============      ============       ============      ============

Net earnings per Unit of limited
  partnership interest - basic                    $       0.06      $       0.05       $       0.26      $       0.18
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                  For the nine months ended September 30, 2001

                                   (Unaudited)


                                                                                             Accumulated
                                                                                                Other
                                                         General            Limited         Comprehensive
                                                         Partner            Partner             Loss               Total
                                                      -------------      -------------      -------------      -------------
Balance, December 31, 2000                            $  (7,193,025)     $  52,252,446      $    (530,075)     $  44,529,346

  Net earnings                                              127,194          2,468,596                  -          2,595,790

  Adjustment to unrealized gains on
     investments in insured mortgages                             -                  -            704,295            704,295

  Distributions paid or accrued of $0.98 per Unit,
     including return of capital of $0.72 per Unit         (483,546)        (9,384,789)                 -         (9,868,335)
                                                      -------------      -------------      -------------      -------------

Balance, September 30, 2001                           $  (7,549,377)     $  45,336,253      $     174,220      $  37,961,096
                                                      =============      =============      =============      =============

Limited Partnership Units outstanding - basic, as
  of September 30, 2001                                                      9,576,290
                                                                             =========

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                     For the nine months ended
                                                                                                            September 30,
                                                                                                       2001              2000
                                                                                                   ------------      ------------
Cash flows from operating activities:
   Net earnings                                                                                    $  2,595,790      $  1,772,418
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Gain on mortgage disposition                                                                     (678,802)                -
      Changes in assets and liabilities:
         (Decrease) increase in accounts payable and accrued expenses and
              note payable due to affiliate                                                             (37,819)           10,325
         Decrease in receivables and other assets                                                       377,264           286,895
         Decrease in investment in affiliate                                                                  -             8,966
                                                                                                   ------------      ------------

            Net cash provided by operating activities                                                 2,256,433         2,078,604
                                                                                                   ------------      ------------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                                357,191           331,053
   Proceeds received from redemption of debenture                                                       783,981                 -
   Proceeds received from Patrician                                                                   1,833,339                 -
   Proceeds received from mortgage dispositions                                                               -           109,969
                                                                                                   ------------      ------------

            Net cash provided by investing activities                                                 2,974,511           441,022
                                                                                                   ------------      ------------

Cash flows used in financing activities:
   Distributions paid to partners                                                                   (20,240,132)      (21,700,215)
                                                                                                   ------------      ------------

Net decrease in cash and cash equivalents                                                           (15,009,188)      (19,180,589)

Cash and cash equivalents, beginning of period                                                       15,872,119        20,199,791
                                                                                                   ------------      ------------

Cash and cash equivalents, end of period                                                           $    862,931      $  1,019,202
                                                                                                   ============      ============

Non-cash investing activity:
   9.125% debenture received from HUD as an additional claim related to the
   Springlake Village coinsurance claim                                                            $    230,670      $          -
   9.125% debenture received from HUD in exchange for the initial
   Springlake Village coinsurance claim                                                                       -           783,981


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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 2001 and December 31, 2000 and the results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000.

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


3.   INVESTMENT IN INSURED MORTGAGES

     The  following  is  a  discussion  of  the   Partnership's   investment  in
FHA-Insured Loans, FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of September 30, 2001 and December 31, 2000:

Fully Insured Originated Insured Mortgages and Acquired Insured Mortgages
-------------------------------------------------------------------------

     Listed below is the Partnership's aggregate investment in fully Insured Mortgages as of September 30, 2001 and December 31, 2000:

                                                       September 30, 2001        December 31, 2000
                                                       ------------------        -----------------
Fully Insured Originated Insured:
  Number of Mortgages                                               1                         1
  Amortized Cost                                          $ 4,169,538               $ 4,202,201
  Face Value                                                4,023,106                 4,052,423
  Fair Value                                                4,165,552                 4,049,248

Fully Insured Acquired Insured:
  Number of
    GNMA Mortgage-Backed Securities                                 9                         9
    FHA-Insured Certificates                                        2                         2
    FHA-Insured Loan                                                1                         1

  Amortized Cost                                         $ 33,066,994              $ 33,391,521
  Face Value                                               33,003,184                33,325,178
  Fair Value                                               33,277,985                32,863,745

     As of November 1, 2001 all of the Partnership's fully Insured Mortgage investments are current with respect to the payment of principal and interest.

     In addition to base interest payments from Fully Insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three and nine months ended September 30, 2001, the Partnership received additional interest of $0 and $29,162, respectively, from the fully insured Participations. During the three and nine months ended September 30, 2000, the Partnership received additional interest of $0 and $16,844, respectively, from the fully insured Participations. These amounts, if any, are included in mortgage investment income on the accompanying Statements of Income and Comprehensive Income.

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


  Date                                                              Amount of     Distribution      Date          Date of
received            Type of proceeds                                proceeds        per Unit      declared      distribution
--------            ----------------                                --------        --------      --------      ------------
Apr 2000       Claim proceeds, interest earned on $784,000,
               9.125%  debenture from date of default
               of mortgage until Jan 2000                          $  178,000        $0.02        Apr 2000        Aug 2000
Dec 2000       Net proceeds from sale of property                   4,479,000         0.44        Jan 2001        May 2001
Jan 2001       Claim proceeds, redemption of $784,000, 9.125%
                 debenture                                            784,000         0.08        Jan 2001        May 2001
Jan 2001       Claim proceeds, interest earned on $231,000,
               9.125% debenture from date of default of mortgage
               until Jan 2001 (a)                                      74,000         0.01        Jan 2001        May 2001
Apr 2001       Escrow balance received from servicer                  303,000         0.03        May 2001        Aug 2001
                                                                   ----------        -----
                    Total                                          $5,818,000        $0.58
                                                                   ==========        =====

(a) In January 2001, the Partnership received additional assignment proceeds in the form of a 9.125% FHA debenture. The debenture, with a face value of approximately $231,000, earns interest semi-annually on January 1 and July
     1. In August 2001, HUD issued a call notice for redemption of this debenture, at par, plus accrued interest, on January 1, 2002. A distribution will be declared at that time.

Coinsured by third party
------------------------

     On October 14, 1993, an unaffiliated third party coinsurance lender, The Patrician Mortgage Company ("Patrician"), filed a foreclosure action on the property underlying the coinsured mortgage on The Villas. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on September 30, 1999. In October 1999, the Partnership received sales proceeds of approximately $11.7 million. A distribution of approximately $1.16 per Unit related to the sale was declared in October 1999 and was paid to Unitholders in February 2000. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In October 2000, the Partnership received proceeds from Patrician of approximately $10.3 million and recognized a gain of approximately $3.4 million for the year ended December 31, 2000. A distribution of approximately $1.02 per Unit related to the disposition of this mortgage was declared in October 2000 and was paid to Unitholders in February 2001. The remaining balance due, including accrued interest, is approximately $193,000 as of September 30, 2001. This amount is not included on the Partnership's balance sheet, however the servicer of this mortgage is actively pursuing payment for the remaining balance.

     On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on St. Charles Place-Phase II. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $2.5 million. A distribution of approximately $0.24 per Unit related to the sale was declared in November 1999 and was paid to Unitholders in February 2000. In February 2001, the Partnership received claim proceeds from Patrician of approximately $1.8 million and recognized a gain of approximately $679,000 for the nine months ended September 30, 2001. The claim proceeds represent the remaining balance due on the mortgage, including interest from November 1, 1995 through the date of receipt. A distribution of approximately $0.18 per Unit related to the disposition of this mortgage was declared in March 2001 and was paid in May 2001. The amount of the Partnership's investment in this mortgage represented the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest was held by American Insured Mortgages Investors L.P. - Series 88 ("AIM 88"), an affiliate of the Partnership.


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

5.    DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 2001 and 2000 are as follows:

                                             2001             2000
                                           --------         --------
       Quarter ended March 31,             $  0.800(1)      $  0.070
       Quarter ended June 30,                 0.105(2)         0.095(3)
       Quarter ended September 30,            0.075            0.075
                                           --------         --------
                                           $  0.980         $  0.240
                                           ========         ========

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

6.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three and nine months ended September 30, 2001 and 2000, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------

                                                                                        For the                     For the
                                                                                  three months ended           nine months ended
                                                                                     September 30,               September 30,
     Name of Recipient                 Capacity in Which Served/item              2001          2000          2001          2000
     -----------------                 -----------------------------            ---------     ---------     ---------     ---------
CRIIMI, Inc.(1)                        General Partner/Distribution             $  37,005     $  37,006     $ 483,546     $ 118,420

AIM Acquisition Partners, L.P.(2)      Advisor/Asset Management Fee                74,676        97,307       225,606       285,500

CRIIMI MAE Management, Inc.            Affiliate of General Partner/Expense
                                          Reimbursement                             8,893         9,330        31,792        35,492

(1) The General Partner, pursuant to amendments to the Partnership Agreement, is entitled to receive 4.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.75% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP, the sub-advisor to the Partnership is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $27,876 and $84,216 for the three and nine months ended September 30, 2001 and $36,326 and $107,412 for the three and nine months ended September 30, 2000, respectively. The limited partner of CMSLP is a wholly-owned subsidiary of CRIIMI MAE Inc.


7.   LITIGATION

     In March 2001, Argyle Place Limited Partnership (the "Plaintiff") filed a complaint against the Partnership in the General Court of Justice, Civil Superior Court Division, Iredell County, North Carolina (the "Action"). In April 2001, the Partnership filed a notice of removal effectively removing the Action to the United States District Court for the Western District of North Carolina. Between 1992 and 1999, the Partnership held a mortgage on Argyle Place Apartments, which is owned and operated by the Plaintiff. In September 1999, the Plaintiff prepaid the Argyle Place Apartments mortgage (the "September Closing"). Count I of the complaint alleges that the actions of the Partnership in calculating proceeds due upon the September Closing were in breach of a Mortgagor-Mortgagee Agreement between the Plaintiff and the Partnership. Count II of the complaint alleges that the actions of the Partnership were unfair and deceptive in violation of Chapter 75 of the North Carolina General Statutes entitling the Plaintiff to treble damages and attorneys' fees. Through its complaint, the Plaintiff seeks damages of approximately $202,000, plus accrued interest, costs and attorneys' fees. The Partnership has filed a counterclaim asserting its right to be reimbursed for all expenses, including attorneys' fees and disbursements, incurred as a result of enforcing its rights under the Mortgagor-Mortgagee Agreement.

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

General
-------

     As of September 30, 2001, the Partnership had invested in 13 insured mortgages, with an aggregate amortized cost of approximately $37 million, an aggregate face value of approximately $37 million and an aggregate fair value of approximately $37 million, as discussed below.

     As November 1, 2001 all of the Partnership's fully Insured Mortgage investments are current with respect to the payment of principal and interest.

     In January 2001, the Partnership received additional assignment proceeds in the form of a 9.125% FHA debenture related to the Spring Lake Village HUD claim. The debenture, with a face value of approximately $231,000, earns interest semi-annually on January 1 and July 1. In August 2001, HUD issued a call notice for redemption of this debenture, at par, plus accrued interest, on January 1, 2002. A distribution will be declared at that time.

Results of Operations
---------------------

     Net earnings increased for the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000. The increase for the nine month period is primarily due to an increase in gain on mortgage disposition, as discussed below.

     Interest and other income decreased for the three months ended September 30, 2001 and increased for the nine months ended September 30, 2001, as compared to the corresponding periods in 2000, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fee to related parties decreased for the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000, due to the disposition of the coinsured mortgages in the fourth quarter of 2000 and the first quarter of 2001.

     General and administrative expense increased for the three and nine months ended September 30, 2001 as compared to the corresponding periods in 2000, primarily due to a decrease in the expense reimbursement from IFI, partially offset by a decrease in other general and administrative expenses. The decrease in the IFI expense reimbursement is a result of the amendment to the IFI reimbursement agreement, which was revised to exclude the Partnership, as of December 31, 2000.

     Interest expense to affiliate decreased for the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000. This decrease was due to the cancellation of the note payable to affiliate as of December 31, 2000.

     Gain on mortgage disposition increased for the nine months ended September 30, 2001, as compared to the corresponding period in 2000. During the nine months ended September 30, 2001, the Partnership recognized a gain of approximately $679,000 from the disposition of St. Charles Place-Phase II, a delinquent mortgage coinsured by a third party, Patrician. During the nine months ended September 30, 2000, the Partnership recognized no gains or losses.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first nine months of 2001 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities increased for the nine months ended September 30, 2001, as compared to the corresponding period in 2000. This increase is primarily the result of an increase in interest income, a decrease in asset management fees and an increase in the change in receivables and other assets. The change in receivables and other assets is due to the timing of proceeds received on delinquent mortgages.

     Net cash provided by investing activities increased for the nine months ended September 30, 2001, as compared to the corresponding period in 2000. This increase is primarily due to an increase in proceeds received from Patrician, related to the disposition of the mortgage on St. Charles Place - Phase II, as previously discussed, and from the redemption of a debenture related to Spring Lake Village.

     Net cash used in financing activities decreased for the nine months ended September 30, 2001, as compared to the corresponding period in 2000, due to a decrease in the amount of distributions paid to partners in the first nine months of 2001 versus the same period in 2000.

PART I.   FINANCIAL INFORMATION
ITEM 2A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market. The Partnership will experience fluctuations in the market value of its assets related to changes in the interest rates of U.S. Treasury bonds as well as increases in the spread between U.S. Treasury bonds and the Partnership's Insured Mortgages. As of September 30, 2001, the average treasury rate used to price the Partnership's Insured Mortgages had decreased by approximately 57 basis points compared to December 31, 2000.

     Management has determined that there has not been a material change as of September 30, 2001, in market risk from December 31, 2000 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2000.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2001.

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

                                           AMERICAN INSURED MORTGAGE
                                           INVESTORS L.P. - SERIES 86
                                           (Registrant)

                                           By:  CRIIMI, Inc.
                                                General Partner


November 14, 2001                          /s/ Cynthia O. Azzara
-------------------                        ---------------------------
DATE                                       Cynthia O. Azzara
                                           Senior Vice President,
                                           Chief Financial Officer and
                                           Treasurer