Form 10-K
period 2001-12-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 2002-03-21
CIK 784014

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

For the fiscal year ended December 31, 2001       Commission file number 1-12704


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
              ----------------------------------------------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 19, 2002, 9,576,290 depositary units of limited partnership interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $33,227,991.

                       Documents incorporated by Reference

                                      None

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                        Page

                                     PART I

Item 1.           Business.......................................................................        3
Item 2.           Properties.....................................................................        4
Item 3.           Legal Proceedings..............................................................        4
Item 4.           Submission of Matters to a Vote of Security Holders............................        4


                                     PART II

Item 5.           Market for Registrant's Securities and Related Security Holder Matters.........        5
Item 6.           Selected Financial Data........................................................        6
Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                     of Operations...............................................................        7
Item 7A.          Qualitative and Quantitative Disclosures About Market Risk.....................       13
Item 8.           Financial Statements and Supplementary Data....................................       14
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure........................................................       14


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.............................       15
Item 11.          Executive Compensation.........................................................       17
Item 12.          Security Ownership of Certain Beneficial Owners and Management.................       17
Item 13.          Certain Relationships and Related Transactions.................................       18


                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K................       19

Signatures        ...............................................................................       22

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

Development and Description of Business
---------------------------------------

     Information concerning the business of American Insured Mortgage Investors L.P.-Series 86 (the "Partnership") is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 5 and 7 of the Notes to Financial Statements of the Partnership (filed in response to Item 8 hereof), all of which are incorporated by reference herein. See also Schedule IV-Mortgage Loans on Real Estate, for the table of the Partnership's investments in Insured Mortgages (as defined below), as of December 31, 2001, which is hereby incorporated by reference herein.

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

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, Inc., a wholly-owned subsidiary of CRIIMI MAE.

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

     CRIIMI MAE and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, Real Estate Investments Trusts ("REITs") or other entities in the future. The Partnership may attempt to dispose of mortgages at or about the same time that CRIIMI MAE, one or more of the "AIM Funds" (defined as the Partnership, American Insured Mortgage Investors ("AIM 84"), American Insured Mortgage Investors - Series 85, L.P. ("AIM 85"), and American Insured Mortgage Investors L.P. - Series 88 ("AIM 88")), and/or other entities sponsored or managed by CRIIMI MAE or its affiliates, are attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, CMSLP and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CMSLP and the General Partner, however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.


ITEM 2.   PROPERTIES

     Although the Partnership does not own the underlying real estate, the mortgages underlying the Partnership's mortgage investments are non-recourse first liens on the respective multifamily residential developments or retirement homes.


ITEM 3.   LEGAL PROCEEDINGS

     Reference is made to Notes 5 and 8 of the Notes to Financial Statements.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 2001.

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

     The high and low trade prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 2001 and 2000 were as follows:

                                                                                 Amount of
                                                       2001                    Distribution
   Quarter Ended                               High              Low             Per Unit
   -------------                               ----              ---             --------
   March 31                                 $  3.8750        $  3.2500           $ 0.800(1)
   June 30                                     3.5600           3.2000             0.105(2)
   September 30                                3.6100           3.3100             0.075
   December 31                                 4.0000           3.3600             0.065
                                                                                 -------
                                                                                 $ 1.045
                                                                                 =======

                                                                                 Amount of
                                                       2000                    Distribution
   Quarter Ended                               High              Low             Per Unit
   -------------                               ----              ---             --------
   March 31                                 $  5.2500        $  3.6250           $ 0.070
   June 30                                     4.0000           3.5625             0.095(3)
   September 30                                4.2500           3.2500             0.075
   December 31                                 4.3750           3.2500             1.105(4)
                                                                                 -------
                                                                                 $ 1.345
                                                                                 =======

(1) This amount includes approximately $0.725 per Unit representing return of capital and gain from the following: (a) approximately $0.44 per Unit related to the sale of Spring Lake Village; (b) approximately $0.09 per Unit received from United States Department of Housing and Urban Development ("HUD") for the Spring Lake Village coinsurance claim; (c) approximately $0.18 per Unit received from the coinsurer of the mortgage on St. Charles Place-Phase II, as result of its coinsurance claim filed with HUD; and (d) approximately $0.015 per Unit of cash held in reserve for anticipated legal costs related to the mortgages on St. Charles Place-Phase II and The Villas.

(2) This amount includes approximately $0.03 per Unit related to the receipt of an escrow balance from the servicer of Spring Lake Village.

(3) This amount includes approximately $0.02 per Unit of interest from receipt of HUD debenture in exchange for the Spring Lake Village HUD coinsurance claim.

(4) This amount includes approximately $1.02 per Unit return of capital received from the coinsurer of the mortgage on The Villas, as a result of its coinsurance claim filed with HUD.

                                                          Approximate Number of
                                                               Unitholders
      Title of Class                                     as of December 31, 2001
      --------------                                     -----------------------
Depositary Units of Limited
  Partnership Interest                                            7,900

ITEM 6.   SELECTED FINANCIAL DATA
           (Dollars in thousands, except per Unit amounts)

                                                       For the Years Ended December 31,
                                             2001         2000         1999         1998          1997
                                             ----         ----         ----         ----          ----
Income                                  $    3,034   $    3,134   $    3,911    $   6,058    $   10,629

Net gain on mortgage dispositions              518        4,753          597          437           550

Loan loss                                       --           --           --           --          (387)

Net earnings                                 2,993        7,245        3,631        5,373         9,436

Net earnings per Limited
  Partnership Unit - Basic (1)          $    0.300   $    0.720   $    0.360    $   0.530    $    0.940

Distributions per Limited
  Partnership Unit (1)(2)               $    1.045   $    1.345   $    4.730    $   2.170    $    3.590

                                                                  As of December 31,
                                             2001         2000         1999         1998          1997
                                             ----         ----         ----         ----          ----
Total assets                            $   37,520   $   55,785   $   70,796    $  97,126    $  136,668

Partners' equity                            36,733       44,529       49,981       94,878       111,571

(1)  Calculated based upon the weighted average number of Units outstanding.

(2) Includes distributions due the Unitholders for the Partnership's fiscal years ended December 31, 2001, 2000, 1999, 1998 and 1997, which were paid subsequent to year end. See Notes 7 and 9 of the Notes to Financial Statements of the Partnership.


     The selected income statement data presented above for the years ended December 31, 2001, 2000 and 1999, and the selected balance sheet data as of December 31, 2001 and 2000, are derived from, and are qualified by, reference to the Partnership's financial statements, which are included elsewhere in this Form 10-K. The selected income statement data for the years ended December 31, 1998 and 1997, and the selected balance sheet data as of December 31, 1999, 1998 and 1997 are derived from audited financial statements not included as part of this Annual Report on Form 10-K. This data should be read in conjunction with the financial statements and the notes thereto.

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

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, Inc., a wholly-owned subsidiary of CRIIMI MAE.

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

     As of December 31, 2001, the Partnership had invested in 13 Insured Mortgages, with an aggregate amortized cost of approximately $37 million, a face value of approximately $37 million and a fair value of approximately $36 million, as discussed below.

Investment in Insured Mortgages
-------------------------------

     The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to programs of the Federal Housing Administration ("FHA") ("FHA-Insured Certificates"), mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") ("GNMA Mortgage-Backed Securities") and FHA-insured mortgage loans ("FHA-Insured Loans"). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities, and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes. The following is a discussion of the Partnership's insured mortgage investments, along with the risks related to each type of investment:

A.   Fully Insured Originated Insured Mortgages and Acquired Insured Mortgages

          Listed below is the Partnership's aggregate investment in fully Insured Mortgages as of December 31, 2001 and 2000:

                                                                            December 31,
                                                                      2001                     2000
                                                                      ----                     ----
Fully Insured Originated Mortgage:
  Number of Mortgages                                                     1                        1
  Amortized Cost                                               $  4,158,218             $  4,202,201
  Face Value                                                      4,012,925                4,052,423
  Fair Value                                                      4,031,098                4,049,248

Fully Insured Acquired Mortgages:
  Number of GNMA Mortgage-Backed Securities                               9                        9
  FHA-Insured Certificates (1)                                            2                        2
  FHA-Insured Loan                                                        1                        1
  Amortized Cost                                               $ 32,954,653             $ 33,391,521
  Face Value                                                     32,891,701               33,325,178
  Fair Value                                                     32,165,487               32,863,745

(1) In January 2002, the mortgage on Southampton Apartments was prepaid. The Partnership received net proceeds of approximately $1.9 million and expects to recognize a gain of approximately $30,000 in 2002. A distribution of approximately $0.19 per Unit related to the prepayment of this mortgage was declared in January 2002 and is expected to be paid in May 2002.

          As of March 1, 2002, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest.

          In addition to base interest payments from fully insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as "Participations"). During the years ended December 31, 2001, 2000 and 1999, the Partnership received additional interest of $29,162, $16,844, and $12,503, respectively, from the fully insured Participations. These amounts are included in mortgage investment income on the accompanying statements of income and comprehensive income.

B.   Coinsured Mortgages
     -------------------

          Under the United States Department of Housing and Urban Development ("HUD") coinsurance program, both HUD and the coinsurance lender are responsible for paying a portion of the insurance benefits if a mortgagor defaults and the sale of the development collateralizing the mortgage produces insufficient net proceeds to repay the mortgage obligation. In such case, the coinsurance lender will be liable to the Partnership for the first part of such loss in an amount up to 5% of the outstanding principal balance of the mortgage as of the date foreclosure proceedings are instituted or the deed is acquired in lieu of foreclosure. For any loss greater than 5% of the outstanding principal balance, the responsibility for paying the insurance benefits will be borne on a pro-rata basis, 85% by HUD and 15% by the coinsurance lender.

          While the Partnership is due payment of all amounts owed under the mortgage, the coinsurance lender is responsible for the timely payment of principal and interest to the Partnership. The coinsurance lender is prohibited from entering into any workout arrangement with the borrower without the Partnership's consent and must file a claim for coinsurance benefits with HUD, upon default, if the Partnership so directs. As an ongoing HUD-approved coinsurance lender, and under the terms of the participation documents, the coinsurance lender is required to satisfy certain minimum net worth requirements as set forth by HUD. However, it is possible that the coinsurance lender's potential liability for loss on these developments and others, could exceed its HUD-required minimum net worth. In such case, the Partnership would bear the risk of loss if the coinsurance lenders were unable to meet their coinsurance obligations. In addition, HUD's obligation for the payment of its share of the loss could be diminished under certain conditions, such as the lender not adequately pursuing regulatory violations of the borrower or the failure to comply with other terms of the mortgage. However, the General Partner is not aware of any conditions or actions that would result in HUD diminishing its insurance coverage.

          1.   Asset Held for Sale under Coinsurance Program
               ---------------------------------------------

               The Partnership had previously invested in one Asset Held for Sale under Coinsurance Program ("AHFS"), Spring Lake Village. Spring Lake Village is a 141-unit garden apartment complex located in St. Petersburg, Florida. In July 1997, the General Partner instructed the servicer to file a Notice of Default with HUD. In January 1998, the Partnership discontinued the accrual of interest income. In March 1998, Integrated Funding, Inc. ("IFI"), an affiliate of the Partnership and coinsurance lender, completed foreclosure proceedings and obtained title to this property. A claim was filed with HUD on April 1, 1999. The Partnership recognized a gain of approximately $1.3 million for the year ended December 31, 2000. All proceeds related to the disposition of this property have been received, as listed below:


  Date                                                              Amount of      Distribution      Date          Date of
received       Type of proceeds                                     proceeds         per Unit      declared      distribution
--------       ----------------                                     --------         --------      --------      ------------
Apr 2000       Claim proceeds, interest earned on $784,000,
                 9.125% debenture from date of default of mortgage
                 until Jan 2000                                    $  178,000         $0.02         Apr 2000       Aug 2000
Dec 2000       Net proceeds from sale of property                   4,479,000          0.44         Jan 2001       May 2001
Jan 2001       Claim proceeds, redemption of $784,000, 9.125%
                 debenture                                            784,000          0.08         Jan 2001       May 2001
Jan 2001       Claim proceeds, interest earned on $231,000,
                 9.125% debenture from date of default of mortgage
                 until Jan 2001                                        74,000          0.01         Feb 2001       May 2001
Apr 2001       Escrow balance received from servicer                  303,000          0.03         May 2001       Aug 2001
Jan 2002       Claim proceeds, redemption of $231,000, 9.125%
                 debenture                                            231,000          0.02         Jan 2002       May 2002
                                                                   ----------         -----
                    Total                                          $6,049,000         $0.60
                                                                   ==========         =====

          2.   Coinsured by third party
               ------------------------

               The  following  is a  discussion  of the two  Originated  Insured
          Mortgages coinsured by an unaffiliated third party coinsurance lender, the Patrician Mortgage Company ("Patrician"), under the HUD coinsurance program.

               On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on The Villas. On November 2, 1993, the mortgagor filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on September 30, 1999. In October 1999, the Partnership received sales proceeds of approximately $11.7 million. A distribution of approximately $1.16 per Unit related to the sale was declared in October 1999 and was paid to Unitholders in February 2000. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In October 2000, the Partnership received proceeds from Patrician of approximately $10.3 million and recognized a gain of approximately $3.4 million for the year ended December 31, 2000. A distribution of approximately $1.02 per Unit related to the disposition of this mortgage was declared in October 2000 and was paid to Unitholders in February 2001. The remaining balance due, including accrued interest, is approximately $144,000 as of December 31, 2001. This amount is not included on the Partnership's balance sheet, however, the servicer of this mortgage is actively pursuing payment for the remaining balance.

               On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on St. Charles Place-Phase
          II. On November 2, 1993, the mortgagor filed for protection under Chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $2.5 million. A distribution of approximately $0.24 per Unit related to the sale was declared in November 1999 and was paid to Unitholders in February 2000. In February 2001, the Partnership received claim proceeds from Patrician of approximately $1.8 million and recognized a gain of approximately $679,000 for the year ended December 31, 2001. The claim proceeds represent the remaining balance due on the mortgage, including interest from November 1, 1995 through the date of receipt. A distribution of approximately $0.18 per Unit related to the disposition of this mortgage was declared in March 2001 and was paid in May 2001. The amount of the Partnership's investment in this mortgage represented the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest was held by American Insured Mortgages Investors L.P. - Series 88 ("AIM 88"), an affiliate of the Partnership.

Results of Operations
---------------------
2001 versus 2000
----------------

     Net earnings decreased for 2001 as compared to 2000, primarily due to a decrease in gain on mortgage dispositions, as discussed below.

     Interest and other income decreased for 2001 as compared to 2000, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fees to related parties decreased for 2001 as compared to 2000, due to the disposition of the coinsured mortgages in the fourth quarter of 2000 and the first quarter of 2001.

     General and administrative expense increased for 2001 as compared to 2000, primarily due to a decrease in the expense reimbursement from IFI, partially offset by a decrease in other general and administrative expenses. The decrease in the expense reimbursement from IFI is a result of the amendment to the IFI reimbursement agreement, which was revised to exclude the Partnership, as of December 31, 2000.

     Interest expense to affiliate decreased for 2001 as compared to 2000. This decrease was due to the cancellation of the note payable to affiliate as of December 31, 2000.

     Gain on mortgage dispositions decreased for 2001 as compared to 2000. During 2001, the Partnership recognized a gain of approximately $679,000 from the disposition of St. Charles Place-Phase II, a delinquent mortgage coinsured by a third party, as previously discussed. During 2000, the Partnership recognized a gain of approximately $3.4 million on the disposition of The Villas, a delinquent mortgage co-insured by a third party, as previously discussed. In addition, the Partnership recognized a gain of approximately $1.3 million on the sale of the AHFS, Spring Lake Village, as discussed previously.

     Loss on  mortgage  dispositions  increased  for 2001 as  compared  to 2000.
During 2001, the Partnership recognized a loss due to the settlement of the litigation on the mortgage on Argyle Place, as discussed below. There were no losses recognized in 2000.

     In March 2001, Argyle Place Limited Partnership (the "Plaintiff") filed a complaint against the Partnership in the General Court of Justice, Civil Superior Court Division, Iredell County, North Carolina (the "Action"). In April 2001, the Partnership filed a notice of removal effectively removing the Action to the United States District Court for the Western District of North Carolina. Between 1992 and 1999, the Partnership held a mortgage on Argyle Place, which is owned and operated by the Plaintiff. In September 1999, the Plaintiff prepaid the Argyle Place mortgage (the "September Closing"). Count I of the complaint alleged that the actions of the Partnership in calculating proceeds due upon the September Closing were in breach of a Mortgagor-Mortgagee Agreement between the Plaintiff and the Partnership. Count II of the complaint alleged that the actions of the Partnership were unfair and deceptive in violation of Chapter 75 of the North Carolina General Statutes entitling the Plaintiff to treble damages and attorneys' fees. Through its complaint, the Plaintiff sought damages of approximately $202,000, plus accrued interest, costs and attorneys' fees. The Partnership filed a counterclaim asserting its right to be reimbursed for all expenses, including attorneys' fees and disbursements, incurred as a result of enforcing its rights under the Mortgagor-Mortgagee Agreement. In December 2001, the Partnership and the Plaintiff agreed on a settlement of approximately $100,000 to the Plaintiff. The Partnership recognized a loss of approximately $161,000 as of December 31, 2001. The loss includes the payment to the Plaintiff plus legal fees. The Partnership recognized a gain of approximately $369,000 on the mortgage on Argyle Place for the year ended December 31, 1999. The aggregate net gain for the mortgage on Argyle Place is approximately $208,000.

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

     Net gains on mortgage dispositions increased for 2000 as compared to 1999. During 2000, the Partnership recognized a gain of approximately $3.4 million on the disposition of The Villas, a delinquent mortgage co-insured by a third party, as previously discussed. In addition, the Partnership recognized a gain of approximately $1.3 million on the sale of the AHFS, Spring Lake Village, as discussed previously. During 1999, the Partnership recognized gains of approximately $698,000 from the prepayment of the mortgages on Iroquois Club Apartments and Argyle Place and a loss of approximately $101,000 on the prepayment of the mortgage on Greenbriar Place.

Liquidity and Capital Resources
-------------------------------

     On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") confirmed CRIIMI MAE's and CRIIMI MAE Management, Inc.'s reorganization plan. On April 17, 2001, CRIIMI MAE and CRIIMI MAE Management, Inc. emerged from bankruptcy.

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages plus cash receipts from interest on short-term investments, are the Partnership's principal source of cash flow, and were sufficient for the years ended December 31, 2001, 2000 and 1999. The Partnership anticipates its cash flows to be sufficient to meet operating expense requirements for 2002.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions and cash flow from operations, which includes regular interest income and principal from Insured Mortgages after paying all expenses of the Partnership. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base, resulting from monthly mortgage payments or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages, and (4) variations in the Partnership's operating expenses.

Cash flow - 2001 versus 2000
----------------------------

     Net cash provided by operating activities did not change significantly for 2001 as compared to 2000.

     Net cash provided by investing activities decreased for 2001 as compared to 2000, primarily due to a decrease in proceeds received from the disposition of previously delinquent coinsured mortgages, as previously discussed.

     Net cash used in financing activities decreased for 2001 as compared to 2000, due to a reduction in the amount of distributions paid to partners in 2001.

Cash flow - 2000 versus 1999
----------------------------

     Net cash provided by operating activities decreased for 2000 as compared to 1999, primarily due to the decrease in mortgage investment income, as discussed previously.

     Net cash provided by investing activities decreased for 2000 as compared to 1999, primarily due to a decrease in proceeds received from the disposition of mortgages. This decrease was partially offset by (1) an increase in proceeds received from Patrician for the disposition of the delinquent mortgage on The Villas, as previously discussed and (2) an increase in proceeds received from the disposition of the AHFS, Spring Lake Village, as previously discussed.

     Net cash used in financing activities decreased for 2000 as compared to 1999 due to a reduction in the amount of distributions paid to partners in 2000.


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

                                   2002       2003         2004        2005         2006       Thereafter    Total    Fair Value
                                   ----       ----         ----        ----         ----       ----------    -----    ----------
Insured Mortgages
(in millions)                      $5.5       $5.1         $6.7        $6.1         $5.1         $24.9       $53.4      $36.2

Average Interest Rate               7.52%      7.50%        7.41%       7.38%        7.38%         7.44%       7.44%      --

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth in this Annual Report on Form 10-K commencing on page 23.


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

     The general partner of the Advisor is AIM Acquisition and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P. Pursuant to the terms of certain amendments to the partnership agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. CMSLP, an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, Inc., a wholly-owned subsidiary of CRIIMI MAE.

     The General Partner is also the general partner of AIM 84, AIM 85 and AIM 88, limited partnerships with investment objectives similar to those of the Partnership.

     The following table sets forth information concerning the executive officers and directors of CRIIMI MAE, the sole shareholder of the General Partner, as of February 19, 2002:

Name                                        Age                  Position
----                                        ---                  --------
William B. Dockser                          64                   Chairman of the Board

H. William Willoughby                       55                   President, Secretary and Director

David B. Iannarone                          41                   Executive Vice President

Cynthia O. Azzara                           42                   Senior Vice President,
                                                                   Chief Financial Officer and
                                                                   Treasurer

Brian L. Hanson                             40                   Senior Vice President

John R. Cooper                              54                   Director

Alan M. Jacobs                              53                   Director

Robert J. Merrick                           56                   Director

Robert E. Woods                             54                   Director

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

     David B. Iannarone has served as Executive Vice President of the General Partner since December 2000. Mr. Iannarone has served as Executive Vice President CRIIMI MAE since December 2000; as Senior Vice President and General Counsel of CRIIMI MAE from March 1998 to December 2000; and as Vice President and General Counsel of CRIIMI MAE from July 1996 to March 1998.

     Cynthia O. Azzara has served as Chief Financial Officer of the General Partner since 1994. Ms. Azzara has served as Chief Financial Officer of CRIIMI MAE since 1994. She has also served as Senior Vice President of CRIIMI MAE since 1995 and Treasurer of CRIIMI MAE since 1997.

     Brian L. Hanson has served as Senior Vice President of the General Partner since March 1998. Mr. Hanson has served as Senior Vice President of CRIIMI MAE since March 1998; and as Group Vice President of CRIIMI MAE from March 1996 to March 1998.

     John R. Cooper has served as Director of the General Partner since April 2001. Mr. Cooper has served as Director of CRIIMI MAE since April 2001. Mr. Cooper is Senior Vice President, Finance, of PG&E National Energy Group, Inc. He has been with PG&E National Energy Group, Inc. and its predecessor, U.S. Generating Company, since its inception in 1989.

     Alan M. Jacobs has served as Director of the General Partner since April 2001. Mr. Jacobs has served as Director of CRIIMI MAE since April 2001; President of AMJ Advisors LLC, since September 1999; and founding member and Senior Partner of Ernst and Young LLP's restructuring and reorganization practice through September 1999. Mr. Jacobs is the Plan Administrator and Litigation Trust Trustee for T&W Financial Corporation, the Chapter 11 Trustee for Apponline.com, Inc., the Chapter 11 Trustee for Sharp International Corp., the Chapter 7 Trustee for Edison Brothers Stores, Inc. and was formerly the co-chairman and co-chief executive officer of West Coast Entertainment Corporation. Mr. Jacobs serves as a director of The Singer Sewing Company. Mr. Jacobs was an executive officer of West Coast Entertainment Corporation at the time such corporation filed a petition under the federal bankruptcy laws in March 2000.

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

     Robert E. Woods has served as Director of the General Partner since 1998. Mr. Woods has served as Director of CRIIMI MAE since 1998; Managing Director and Head of Loan Syndications for the Americas at Societe Generale, New York since 1997; Managing Director, Head of Real Estate Capital Markets and Mortgage-Backed Securities division, Citicorp from 1991 to 1997.

(d) There is no family relationship between any of the officers and directors of the General Partner.

(f)  Involvement in certain legal proceedings.

     None.

(g)  Promoters and control persons.

     Not applicable.

(h) Section 16(a) Beneficial Interest Ownership Compliance Reporting - Based solely on its review of Forms 3, 4, and 5 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 2001.


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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The following table sets forth certain information regarding the beneficial ownership of Units as of February 19, 2002, by holders of more than five percent (5%) of the Partnership's Units.

                                                                         Number of           Percent of
Name                               Address                                 Units               Class
----                               -------                               ---------           ----------
Private Management                 20 Corporate Park                      613,680               6.41%
Group, Inc. *                      Suite 400
                                   Irvine, CA 92606

Financial and Investment           417 St. Joseph Street
Management Group, Ltd. *           P.O. Box 40                            630,956               6.59%
                                   Suttins Bay, MI 49682

* An Investment Adviser.

(b) The following table sets forth certain information regarding the beneficial ownership of the Partnership's Units as of February 19, 2002 by each director of the General Partner, each named executive officer of the General Partner, and by affiliates of the Partnership. Unless otherwise indicated, each Unitholder has sole voting and investment power with respect to the Units beneficially owned.

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

(b)  Certain business relationships.

     Other than as set forth in Item 11 of this Annual Report on Form 10-K which is hereby incorporated by reference herein, the Partnership has no business relationship with entities of which the current General Partner of the Partnership are officers, directors or equity owners.

(c)  Indebtedness of management.

     None.

(d)  Transactions with promoters.

     Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

      (a)(1) Financial Statements:

                                                                                                          Page
Description                                                                                               Number
-----------                                                                                               ------
Balance Sheets as of December 31, 2001 and 2000........................................................     25

Statements of Income and Comprehensive Income for the years ended December 31, 2001, 2000
   and 1999............................................................................................     26

Statements of Changes in Partners' Equity for the years ended December 31, 2001, 2000 and 1999.........     27

Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999..........................     28

Notes to Financial Statements..........................................................................     29

      (a)(2)     Financial Statement Schedules:

IV - Mortgage Loans on Real Estate.....................................................................     40

     All other schedules have been omitted because they are not applicable, not required, or the information is included in the Financial Statements or Notes thereto.

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

    10.15 Amendment No. 3 to Reimbursement Agreement by Integrated Funding, Inc. and the AIM Funds, effective January 1, 2000, incorporated by reference to exhibit 10.15 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

    10.16 Amendment No. 4 to Reimbursement Agreement by Integrated Funding, Inc. and the AIM Funds, effective January 1, 2001 (filed herewith).

    99.0 Letter to Securities and Exchange Commission from the Partnership dated March 21, 2002 regarding the representations received from Arthur Andersen LLP in performing the audit of the December 31, 2001 financial statements (filed herewith).


      (b) Reports on Form 8-K filed during the last quarter of the fiscal year:
          None.

               All other items are not applicable.

                                     PART IV

                                   SIGNATURES

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William B. Dockser and H. William Willoughby, jointly and severally, his attorney-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

                                               AMERICAN INSURED MORTGAGE
                                               INVESTORS L.P. - SERIES 86
                                               (Registrant)

                                               By:   CRIIMI, Inc.
                                                     General Partner

March 12, 2002                                 /s/ William B. Dockser
--------------                                 ---------------------------------
DATE                                           William B. Dockser
                                               Chairman of the Board

March 12, 2002                                 /s/ H. William Willoughby
--------------                                 ---------------------------------
DATE                                           H. William Willoughby
                                               President, Secretary and Director

March 19, 2002                                 /s/ Cynthia O. Azzara
--------------                                 ---------------------------------
DATE                                           Cynthia O. Azzara
                                               Senior Vice President,
                                               Chief Financial Officer and
                                               Treasurer

March 12, 2002                                 /s/ John R. Cooper
--------------                                 ---------------------------------
DATE                                           John R. Cooper
                                               Director

March 12, 2002                                 /s/ Alan M. Jacobs
--------------                                 ---------------------------------
DATE                                           Alan M. Jacobs
                                               Director

March 14, 2002                                 /s/ Robert J. Merrick
--------------                                 ---------------------------------
DATE                                           Robert J. Merrick
                                               Director

March 11, 2002                                 /s/ Robert E. Woods
--------------                                 ---------------------------------
DATE                                           Robert E. Woods
                                               Director

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86



                              Financial Statements

                        as of December 31, 2001 and 2000


                             and for the Years Ended

                        December 31, 2001, 2000 and 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of American Insured Mortgage Investors L.P. - Series 86:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors L.P. - Series 86 (the "Partnership") as of December 31, 2001 and 2000, and the related statements of income and comprehensive income, changes in partners' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 2001 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/Arthur Andersen LLP
Vienna, Virginia
March 4, 2002

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                                    December 31,      December 31,
                                                                        2001              2000
                                                                    ------------      ------------
                                     ASSETS

Investment in FHA-Insured Certificates and GNMA
   Mortgage-Backed Securities, at fair value:
      Acquired insured mortgages                                    $ 31,209,550      $ 31,903,173
                                                                    ------------      ------------
Investment in FHA-Insured Loans, at amortized cost,
   net of unamortized discount and premium:
      Originated insured mortgages                                     4,158,218         4,202,201
      Acquired insured mortgages                                         948,661           958,273
                                                                    ------------      ------------

                                                                       5,106,879         5,160,474

Cash and cash equivalents                                                691,264        15,872,119

Investment in FHA debenture                                              230,670           783,981

Receivables and other assets                                             281,468         2,065,477
                                                                    ------------      ------------

      Total assets                                                  $ 37,519,831      $ 55,785,224
                                                                    ============      ============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                               $    654,531      $ 11,127,025

Due to affiliate                                                               -            24,948

Accounts payable and accrued expenses                                    132,157           103,905
                                                                    ------------      ------------

      Total liabilities                                                  786,688        11,255,878
                                                                    ------------      ------------

Partners' equity:
   Limited partners' equity, 15,000,000 Units authorized,
      9,576,290 Units issued and outstanding                          45,091,570        52,252,446
   General partners' deficit                                          (7,561,985)       (7,193,025)
   Accumulated other comprehensive loss                                 (796,442)         (530,075)
                                                                    ------------      ------------

      Total partners' equity                                          36,733,143        44,529,346
                                                                    ------------      ------------

      Total liabilities and partners' equity                        $ 37,519,831      $ 55,785,224
                                                                    ============      ============

                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                            For the years ended December 31,
                                                         2001            2000            1999
                                                      -----------     -----------     -----------
Income:
  Mortgage investment income                          $ 2,799,005     $ 2,820,566     $ 3,448,550
  Interest and other income                               234,950         313,713         462,058
                                                      -----------     -----------     -----------

                                                        3,033,955       3,134,279       3,910,608
                                                      -----------     -----------     -----------

Expenses:
  Asset management fee to related parties                 300,282         374,943         540,758
  General and administrative                              258,301         221,394         287,840
  Interest expense to affiliate                                 -          45,994          47,740
                                                      -----------     -----------     -----------

                                                          558,583         642,331         876,338
                                                      -----------     -----------     -----------

Earnings before gain (loss) on mortgage
   dispositions                                         2,475,372       2,491,948       3,034,270

Gain on mortgage dispositions                             678,802       4,752,954         698,402

Loss on mortgage dispositions                            (161,132)              -        (101,219)
                                                      -----------     -----------     -----------

     Net earnings                                     $ 2,993,042     $ 7,244,902     $ 3,631,453
                                                      ===========     ===========     ===========


Other comprehensive (loss) income                        (266,367)        847,335        (898,749)
                                                      -----------     -----------     -----------

Comprehensive income                                  $ 2,726,675     $ 8,092,237     $ 2,732,704
                                                      ===========     ===========     ===========

Net earnings allocated to:
  Limited partners - 95.1%                            $ 2,846,383     $ 6,889,902     $ 3,453,512
  General partner -  4.9%                                 146,659         355,000         177,941
                                                      -----------     -----------     -----------

                                                      $ 2,993,042     $ 7,244,902     $ 3,631,453
                                                      ===========     ===========     ===========

Net earnings per Limited Partnership Unit - Basic     $      0.30     $      0.72     $      0.36
                                                      ===========     ===========     ===========

                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the years ended December 31, 2001, 2000, and 1999

                                                                                                     Accumulated
                                                                                                        Other             Total
                                                                   General           Limited        Comprehensive        Partners'
                                                                   Partner           Partner            Loss              Equity
                                                                -------------     -------------     -------------     --------------
Balance, January 1, 1999                                        $  (4,728,466)    $ 100,084,995     $    (478,661)    $  94,877,868

Net Earnings                                                          177,941         3,453,512                 -         3,631,453

  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                                       -                 -          (898,749)         (898,749)
  Distributions paid or accrued of $4.73 per Unit,
     including return of capital of $4.37 per Unit                 (2,333,856)      (45,295,853)                -       (47,629,709)
                                                                -------------     -------------     -------------     -------------

Balance, December 31, 1999                                         (6,884,381)       58,242,654        (1,377,410)       49,980,863

Net Earnings                                                          355,000         6,889,902                 -         7,244,902

  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                                       -                 -           847,335           847,335
  Distributions paid or accrued of $1.345 per Unit,
     including return of capital of $0.625 per Unit                  (663,644)      (12,880,110)                -       (13,543,754)
                                                                -------------     -------------     -------------     -------------

Balance, December 31, 2000                                         (7,193,025)       52,252,446          (530,075)       44,529,346

Net Earnings                                                          146,659         2,846,383                 -         2,993,042

  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                                       -                 -          (266,367)         (266,367)
  Distributions paid or accrued of $1.045 per Unit,
     including return of capital of $0.745 per Unit                  (515,619)      (10,007,259)                -       (10,522,878)
                                                                -------------     -------------     -------------     -------------

Balance, December 31, 2001                                      $  (7,561,985)    $  45,091,570     $    (796,442)    $  36,733,143
                                                                =============     =============     =============     =============

Limited Partnership Units outstanding - Basic, as of
    December 31, 2001, 2000 and 1999                                                  9,576,290
                                                                                      =========



                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF CASH FLOWS

                                                                                            For the years ended December 31,
                                                                                         2001             2000             1999
                                                                                     ------------     ------------     ------------
Cash flows from operating activities:
   Net earnings                                                                      $  2,993,042     $  7,244,902     $  3,631,453
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Gain on mortgage dispositions                                                      (678,802)      (4,752,954)        (698,402)
      Loss on mortgage dispositions                                                       161,132                -          101,219
      Changes in assets and liabilities:
         Decrease in investment in affiliate                                                    -            8,966            8,291
         Increase (decrease) in accounts payable and accrued
           expenses and note payable and due to affiliate                                   3,304          (13,615)         (62,121)
         Decrease in receivables and other assets                                         237,670          316,271          413,228
                                                                                     ------------     ------------     ------------

            Net cash provided by operating activities                                   2,716,346        2,803,570        3,393,668
                                                                                     ------------     ------------     ------------

Cash flows from investing activities:
   Proceeds from disposition of mortgages                                                       -                -       44,301,514
   Proceeds received from Patrician                                                     1,833,339       10,307,216                -
   Proceeds received from redemption of debenture                                         783,981                -                -
   Proceeds from disposition of Asset held for sale under coinsurance program                   -        4,571,322                -
   Receipt of principal from scheduled payments                                           480,851          445,663          441,069
                                                                                     ------------     ------------     ------------

            Net cash provided by investing activities                                   3,098,171       15,324,201       44,742,583
                                                                                     ------------     ------------     ------------

Cash flows from financing activities:
   Distributions paid to partners                                                     (20,995,372)     (22,455,443)     (29,000,754)
                                                                                     ------------     ------------     ------------

Net (decrease) increase in cash and cash equivalents                                  (15,180,855)      (4,327,672)      19,135,497

Cash and cash equivalents, beginning of year                                           15,872,119       20,199,791        1,064,294
                                                                                     ------------     ------------     ------------

Cash and cash equivalents, end of year                                               $    691,264     $ 15,872,119     $ 20,199,791
                                                                                     ============     ============     ============


Non cash investing activity:
   Receivables due from Patrician as a result of the foreclosure and sale of the properties underlying the mortgages on St. Charles Place-Phase-II
      and The Villas                                                                 $          -     $          -     $  4,251,324
   9.125% debentures received from HUD as a result of the disposition of
      Asset held for sale under coinsurance program                                       230,670          783,981                -
   Receivables resulting from the the disposition of Asset held for sale under
      coinsurance program                                                                       -          640,109                -

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

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, Inc., a wholly-owned subsidiary of CRIIMI MAE.

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

     On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") confirmed CRIIMI MAE's and CRIIMI MAE Management, Inc.'s reorganization plan. On April 17, 2001, CRIIMI MAE and CRIIMI MAE Management, Inc. emerged from bankruptcy.

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

Investment in Insured Mortgages
-------------------------------

     The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration ("FHA") programs ("FHA-Insured Certificates"), mortgage-backed securities guaranteed by Government National Mortgage Association ("GNMA") ("GNMA Mortgage-Backed Securities") and FHA-insured mortgage loans ("FHA-Insured Loans"). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities, and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

     Payments of principal and interest on FHA-Insured Certificates and FHA-Insured Loans are insured by the United States Department of Housing and Urban Development ("HUD") pursuant to Title 2 of the National Housing Act. Payments of principal and interest on GNMA Mortgage-Backed Securities are guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

     As of December 31, 2001, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 25 years. However, the partnership agreement states that the Partnership will terminate in approximately 19 years, on December 31, 2020, unless previously terminated under the provisions of the partnership agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates, the Partnership does not have the ability or intent, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be included in the available for sale category. Although the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are classified as available for sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default.

     In connection with this classification, as of December 31, 2001 and 2000, the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, with the unrealized losses on these assets reported as other comprehensive income and as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as available for sale, will be included as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as available for sale, will continue to be reported in earnings.

     As of December 31, 2001 and 2000, Investment in FHA-Insured Loans is recorded at amortized cost.

     The amortized cost of the GNMA Mortgage-Backed Securities, FHA-Insured Certificates and FHA-Insured Loans is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

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

Statements of Cash Flows
------------------------

     No cash payments were made for interest expense during the years ended December 31, 2001, 2000 and 1999. Since the statements of cash flows are intended to reflect only cash receipt and cash payment activity, the statements of cash flows do not reflect operating activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments.

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

                                          As of December 31, 2001           As of December 31, 2000
                                         Amortized         Fair            Amortized         Fair
                                           Cost            Value             Cost            Value
                                        -----------     -----------       -----------     -----------
Investment in FHA-Insured
  Certificates and GNMA
  Mortgage-Backed Securities:
  Acquired Insured Mortgages            $32,005,992     $31,209,550       $32,433,248     $31,903,173
                                        ===========     ===========       ===========     ===========

Investment in FHA-Insured
  Loans:
  Originated Insured Mortgages          $ 4,158,218     $ 4,031,098       $ 4,202,201     $ 4,049,248
  Acquired Insured Mortgage                 948,661         955,937           958,273         960,572
                                        -----------     -----------       -----------     -----------

                                        $ 5,106,879     $ 4,987,035       $ 5,160,474     $ 5,009,820
                                        ===========     ===========       ===========     ===========

Cash and cash equivalents               $   691,264     $   691,264       $15,872,119     $15,872,119

Investment in FHA debenture             $   230,670     $   230,670       $   783,981     $   783,981

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Investment in FHA-Insured Certificates,
GNMA Mortgage-Backed Securities, FHA-Insured Loans and FHA debenture
--------------------------------------------------------------------

     The fair value of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans is priced internally. The Partnership used a discounted cash flow methodology to estimate the fair value; the cash flows were discounted using a discount rate that, in the Partnership's view, was commensurate with the market's perception of risk and value. The Partnership used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, and (ii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities. The fair value of the FHA Debenture is based upon the prices of other comparable securities that trade in the market. The fair value is equal to its face value upon redemption of the debenture.

Cash and cash equivalents
-------------------------

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

                                                          2001              2000             1999
                                                          ----              ----             ----
Reclassification adjustment for losses (gains)
  included in net income                               $       --        $       --       $  618,688
Unrealized holding gains (losses) arising during
  the period                                             (266,367)          847,335       (1,517,437)
                                                       ----------        ----------       ----------
Net adjustment to unrealized gains (losses)
  on mortgages                                         $ (266,367)       $  847,335       $ (898,749)
                                                       ==========        ==========       ==========


5.    INVESTMENT IN INSURED MORTGAGES

     The following is a discussion of the Partnership's insured mortgage investments, along with the risks related to each type of investment:

  A. Fully Insured Originated Insured Mortgages and Acquired Insured Mortgages
     -------------------------------------------------------------------------

          Listed below is the Partnership's aggregate investment in fully Insured Mortgages as of December 31, 2001 and 2000:

                                                                           December 31,
                                                                   2001                     2000
                                                                   ----                     ----
Fully Insured Originated Mortgage:
  Number of Mortgages                                                     1                        1
  Amortized Cost                                               $  4,158,218             $  4,202,201
  Face Value                                                      4,012,925                4,052,423
  Fair Value                                                      4,031,098                4,049,248

Fully Insured Acquired Mortgages:
  Number of GNMA Mortgage-Backed Securities                               9                        9
  FHA-Insured Certificates (1)                                            2                        2
  FHA-Insured Loan                                                        1                        1
  Amortized Cost                                               $ 32,954,653             $ 33,391,521
  Face Value                                                     32,891,701               33,325,178
  Fair Value                                                     32,165,487               32,863,745

     (1) In January 2002, the mortgage on Southampton Apartments was prepaid. The Partnership received net proceeds of approximately $1.9 million and expects to recognize a gain of approximately $30,000 in 2002. A distribution of approximately $0.19 per Unit related to the prepayment of this mortgage was declared in January 2002 and is expected to be paid in May 2002.

          As of March 1, 2002, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest.

          In addition to base interest payments from fully insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as "Participations"). During the years ended December 31, 2001, 2000 and 1999, the Partnership received additional interest of $29,162, $16,844, and $12,503, respectively, from the fully insured Participations. These amounts are included in mortgage investment income on the accompanying statements of income and comprehensive income.

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

          While the Partnership is due payment of all amounts owed under the mortgage, the coinsurance lender is responsible for the timely payment of principal and interest to the Partnership. The coinsurance lender is prohibited from entering into any workout arrangement with the borrower without the Partnership's consent and must file a claim for coinsurance benefits with HUD, upon default, if the Partnership so directs. As an ongoing HUD-approved coinsurance lender, and under the terms of the participation documents, the coinsurance lender is required to satisfy certain minimum net worth requirements as set forth by HUD. However, it is possible that the coinsurance lender's potential liability for loss on these developments and others, could exceed its HUD-required minimum net worth. In such case, the Partnership would bear the risk of loss if the coinsurance lenders were unable to meet their coinsurance obligations. In addition, HUD's obligation for the payment of its share of the loss could be diminished under certain conditions, such as the lender not adequately pursuing regulatory violations of the borrower or the failure to comply with other terms of the mortgage. However, the General Partner is not aware of any conditions or actions that would result in HUD diminishing its insurance coverage.

          The Partnership had previously invested in one Asset Held for Sale under Coinsurance Program ("AHFS"), Spring Lake Village. Spring Lake
     Village is a 141-unit garden apartment complex located in St. Petersburg, Florida. In July 1997, the General Partner instructed the servicer to file a Notice of Default with HUD. In January 1998, the Partnership discontinued the accrual of interest income. In March 1998, Integrated Funding, Inc. ("IFI"), an affiliate of the Partnership and coinsurance lender, completed foreclosure proceedings and obtained title to this property. A claim was filed with HUD on April 1, 1999. The Partnership recognized a gain of approximately $1.3 million for the year ended December 31, 2000. All proceeds related to the disposition of this property have been received, as listed below:

          1.   Asset Held for Sale under Coinsurance Program
               ---------------------------------------------

Date                                                               Amount of     Distribution   Date        Date of
received       Type of proceeds                                    proceeds        per Unit   declared    distribution
--------       ----------------                                    --------        --------   --------    ------------
Apr 2000       Claim proceeds, interest earned on $784,000,
                 9.125% debenture from date of default of
                 mortgage until Jan 2000                          $  178,000         $0.02     Apr 2000     Aug 2000
Dec 2000       Net proceeds from sale of property                  4,479,000          0.44     Jan 2001     May 2001
Jan 2001       Claim proceeds, redemption of $784,000, 9.125%
                 debenture                                           784,000          0.08     Jan 2001     May 2001
Jan 2001       Claim proceeds, interest earned on $231,000,
                 9.125% debenture from date of default of
                 mortgage until Jan 2001                              74,000          0.01     Feb 2001     May 2001
Apr 2001       Escrow balance received from servicer                 303,000          0.03     May 2001     Aug 2001
Jan 2002       Claim proceeds, redemption of $231,000, 9.125%
                 debenture                                           231,000          0.02     Jan 2002     May 2002
                                                                  ----------         -----
                    Total                                         $6,049,000         $0.60
                                                                  ==========         =====

          2.   Coinsured by third party
               ------------------------

               The  following  is a  discussion  of the two  Originated  Insured
          Mortgages coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company ("Patrician"), under the HUD coinsurance program.

               On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on The Villas. On November 2, 1993, the mortgagor filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on September 30, 1999. In October 1999, the Partnership received sales proceeds of approximately $11.7 million. A distribution of approximately $1.16 per Unit related to the sale was declared in October 1999 and was paid to Unitholders in February 2000. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In October 2000, the Partnership received proceeds from Patrician of approximately $10.3 million and recognized a gain of approximately $3.4 million for the year ended December 31, 2000. A distribution of approximately $1.02 per Unit related to the disposition of this mortgage was declared in October 2000 and was paid to Unitholders in February 2001. The remaining balance due, including accrued interest, is approximately $144,000 as of December 31, 2001. This amount is not included on the Partnership's balance sheet, however, the servicer of this mortgage is actively pursuing payment for the remaining balance.

               On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on St. Charles Place-Phase
          II. On November 2, 1993, the mortgagor filed for protection under Chapter 11 of the U. S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $2.5 million. A distribution of approximately $0.24 per Unit related to the sale was declared in November 1999 and was paid to Unitholders in February 2000. In February 2001, the Partnership received claim proceeds from Patrician of approximately $1.8 million and recognized a gain of approximately $679,000 for the year ended December 31, 2001. The claim proceeds represent the remaining balance due on the mortgage, including interest from November 1, 1995 through the date of receipt. A distribution of approximately $0.18 per Unit related to the disposition of this mortgage was declared in March 2001 and was paid in May 2001. The amount of the Partnership's investment in this mortgage represented the Partnership's approximate 45% ownership interest in the mortgage. The remaining 55% ownership interest was held by American Insured Mortgages Investors L.P. - Series 88 ("AIM 88"), an affiliate of the Partnership.

6.   INVESTMENT IN AFFILIATE AND NOTE PAYABLE TO AFFILIATE

     As of December 31, 2001, the Partnership, along with AIM 88 and American Insured Mortgages Investors L.P. - Series 85 ("AIM 85"), affiliates of the General Partner, equally own AIM Mortgage, Inc. In turn, AIM Mortgage, Inc. owns all of the outstanding preferred stock and common stock of IFI. In order to capitalize IFI with sufficient net worth under HUD regulations, in April 1994, AIM 88, an affiliate of the Partnership, transferred a GNMA mortgage-backed security in the amount of approximately $2.0 million to IFI.

     As part of AIM 88's transfer of the GNMA to IFI, the Partnership and AIM 85 each issued a demand note payable to AIM 88 and recorded an investment in IFI through AIM Mortgage, Inc. in proportion to each entity's coinsured mortgages for which IFI was mortgagee of record as of April 1, 1994. Interest expense on the note payable was based on an interest rate of 7.25% per annum. In April 1997, the GNMA mortgage-backed security, with a balance of $1.9 million, was reallocated between the Partnership and AIM 88, since AIM 85 no longer held coinsured mortgages. As of December 31, 2000, the Investment in affiliate and related demand note payable from the Partnership were cancelled as it no longer holds mortgages coinsured by IFI (see Note 5).

     In connection with these transfers, IFI had entered into an expense reimbursement agreement with the Partnership, AIM 85 and AIM 88 (collectively the "AIM Funds") whereby IFI reimbursed the AIM Funds for general and administrative expenses incurred on behalf of IFI. The expense reimbursement was allocated to the AIM Funds based on an amount proportionate to each entity's IFI coinsured mortgages. The expense reimbursement and the Partnership's equity interest in IFI's net income or loss, substantially equalled the interest the Partnership paid on the note. In April 1997, this agreement was amended to exclude AIM 85 which no longer held coinsured mortgages. In December 2000, this agreement was amended to exclude the Partnership, which no longer holds coinsured mortgages.

7.   TRANSACTIONS WITH RELATED PARTIES

     The principal officers of the General Partner for the years ended December 31, 2001, 2000 and 1999 did not receive fees for serving as officers of the General Partner, nor are any fees expected to be paid to the officers in the future.

     The General Partner, CMSLP and certain affiliated entities have, during the years ended December 31, 2001, 2000 and 1999, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                                                 For the years ended December 31,
                                 Capacity in Which               --------------------------------
Name of Recipient                   Served/Item                 2001           2000           1999
-----------------                   -----------                 ----           ----           ----
CRIIMI, Inc. (1)           General Partner/Distribution      $515,619       $663,644     $2,333,856

AIM Acquisition
  Partners, L.P. (2)       Advisor/Asset Management Fee       300,282        374,943        540,758

CRIIMI MAE                 Affiliate of General Partner/
  Management, Inc.           Expense Reimbursement             42,584         41,959         45,744

(1) The General Partner, pursuant to amendments to the partnership agreement, effective September 6, 1991, is entitled to receive 4.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the partnership agreement).

(2) The Advisor, pursuant to the partnership agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.75% of Total Invested Assets. CMSLP, the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $112,092, $140,800 and $201,856 for the years ended December 31, 2001, 2000 and 1999, respectively. The limited partner and general partner of CMSLP are wholly-owned subsidiaries of CRIIMI MAE.

8.   LITIGATION

     In March 2001, Argyle Place Limited Partnership (the "Plaintiff") filed a complaint against the Partnership in the General Court of Justice, Civil Superior Court Division, Iredell County, North Carolina (the "Action"). In April 2001, the Partnership filed a notice of removal effectively removing the Action to the United States District Court for the Western District of North Carolina. Between 1992 and 1999, the Partnership held a mortgage on Argyle Place, which is owned and operated by the Plaintiff. In September 1999, the Plaintiff prepaid the Argyle Place mortgage (the "September Closing"). Count I of the complaint alleged that the actions of the Partnership in calculating proceeds due upon the September Closing were in breach of a Mortgagor-Mortgagee Agreement between the Plaintiff and the Partnership. Count II of the complaint alleged that the actions of the Partnership were unfair and deceptive in violation of Chapter 75 of the North Carolina General Statutes entitling the Plaintiff to treble damages and attorneys' fees. Through its complaint, the Plaintiff sought damages of approximately $202,000, plus accrued interest, costs and attorneys' fees. The Partnership filed a counterclaim asserting its right to be reimbursed for all expenses, including attorneys' fees and disbursements, incurred as a result of enforcing its rights under the Mortgagor-Mortgagee Agreement. In December 2001, the Partnership and the Plaintiff agreed on a settlement of approximately $100,000 to the Plaintiff. The Partnership recognized a loss of approximately $161,000 as of December 31, 2001. The loss includes the payment to the Plaintiff plus legal fees. The Partnership recognized a gain of approximately $369,000 on the mortgage on Argyle Place for the year ended December 31, 1999. The aggregate net gain for the mortgage on Argyle Place is approximately $208,000.

9.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                              2001                 2000                 1999
                                              ----                 ----                 ----

Quarter ended March 31,                    $   0.800(1)         $   0.070            $   2.56(5)
Quarter ended June 30,                         0.105(2)             0.095(3)             0.10(6)
Quarter ended September 30,                    0.075                0.075                0.08
Quarter ended December 31,                     0.065                1.105(4)             1.99(7)
                                           ---------            ---------            --------

                                           $   1.045            $   1.345            $   4.73
                                           =========            =========            ========

(1) This amount includes approximately $0.725 per Unit representing return of capital and gain from the following: (a) approximately $0.44 per Unit related to the sale of Spring Lake Village; (b) approximately $0.09 per Unit received from HUD for the Spring Lake Village coinsurance claim; (c) approximately $0.18 per Unit received from the coinsurer of the mortgage on St. Charles Place-Phase II, as result of its coinsurance claim filed with HUD; and (d) approximately $0.015 per Unit of cash held in reserve for anticipated legal costs related to the mortgages on St. Charles Place-Phase II and The Villas.
(2) This amount includes approximately $0.03 per Unit related to the receipt of an escrow balance from the servicer of Spring Lake Village.
(3) This amount includes approximately $0.02 per Unit of interest from receipt of HUD debenture in exchange for the Spring Lake Village HUD coinsurance claim.
(4) This amount includes approximately $1.02 per Unit return of capital received from the coinsurer of the mortgage on The Villas, as a result of its coinsurance claim filed with HUD.
(5) This amount includes approximately $2.46 per Unit representing return of capital and gain from the prepayment of the following mortgages: Iroquois Club Apartments of $1.89 per Unit and Greenbriar Place of $0.57 per Unit.
(6) This amount includes approximately $0.01 per Unit representing previously undistributed accrued interest receivable from Spring Lake Village.
(7) This amount includes approximately $0.53 per Unit representing return of capital and gain from the prepayment of the mortgage on Argyle Place. In addition, this amount includes approximately $1.40 per Unit representing partial return of capital received as a result of the sale of St. Charles Place-Phase II and The Villas.

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


10.  PARTNERS' EQUITY

     Depositary Units representing economic rights in limited partnership interests ("Units") were issued at a stated value of $20. A total of 9,576,165 Units were issued for an aggregate capital contribution of $191,523,300. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 Units in exchange therefor.

11.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2001, 2000 and 1999:

         (In Thousands, Except Per Unit Data)

                                                                                            2001
                                                                                        Quarter ended
                                                                   March 31         June 30      September 30     December 31
                                                                   --------         -------      ------------     -----------
Income                                                             $    848        $    785        $    703        $    698
Net gain (loss) on mortgage dispositions                                679              --              --            (161)
Net earnings                                                          1,386             644             565             398
Net earnings per Limited Partnership Unit - Basic                  $   0.14        $   0.06        $   0.06        $   0.04

                                                                                            2000
                                                                                        Quarter ended
                                                                   March 31         June 30      September 30     December 31
                                                                   --------         -------      ------------     -----------
Income                                                             $    835        $    721        $    717        $    861
Net gain on mortgage dispositions                                        --              --              --           4,753
Net earnings                                                            676             543             553           5,473
Net earnings per Limited Partnership Unit - Basic                  $   0.07        $   0.05        $   0.05        $   0.55

                                                                                            1999
                                                                                        Quarter ended
                                                                   March 31         June 30      September 30     December 31
                                                                   --------         -------      ------------     -----------
Income                                                             $  1,198        $    880        $    917        $    916
Net gain on mortgage dispositions                                       228              --             369              --
Net earnings                                                          1,166             680           1,071             714
Net earnings per Limited Partnership Unit - Basic                  $   0.12        $   0.07        $   0.11        $   0.06

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 2001

                                                                                                                      Annual
                                                                                                                      Payment
                                                                   Interest                            Net          (Principal
                                                                   Rate on         Face              Carrying          and
                                                     Maturity      Mortgage      Amount of            Value          Interest)
Development Name/Location                              Date         (4)(5)      Mortgage (3)       (3)(6)(7)(9)       (4)(8)
-------------------------                              ----         ------      ------------       ------------       ------
ACQUIRED INSURED MORTGAGES:
Investment in FHA-Insured Certificates (carried at fair value)

Southampton Apts., Grove City, OH                      4/27         8.50%       $ 1,899,694        $ 1,901,479      $ 183,038
Pleasantview Nursing Home, Union, NJ                   6/29         7.75%         3,297,911          3,205,388        290,532
                                                                                -----------        -----------

    Total investment in FHA-Insured Certificates -
      Acquired Insured Mortgages                                                  5,197,605          5,106,867
                                                                                -----------        -----------

ACQUIRED INSURED MORTGAGES:
Investment in GNMA Mortgage-Backed Securities (carried at fair value)

Brighton Manor, Petersburg, VA                         3/29         7.50%           975,885            951,896         80,561
Cyress Cove, Jacksonville, FL                          2/28         7.30%         6,575,287          6,414,472        548,032
Hickory Tree Apts., Indianapolis, IN                   4/27         7.375%        3,292,422          3,212,106        279,481
Main Street Square, Roundrock, TX                      9/29         8.75%         1,312,653          1,291,043        122,869
Maple Manor, Syracuse, NY                              4/29         7.375%        1,180,097          1,151,105         97,631
Mountain Village Apts., Tucson, AZ                     5/29         7.50%         1,281,765          1,250,239        105,606
Oakwood Garden Apts., San Jose, CA                    10/23         7.75%         9,038,642          8,821,136        815,299
Regency Park Apts., North St. Paul, MN                 4/24         7.00%         1,348,747          1,316,406        116,349
Sunflower Apts., Tucson, AZ                            5/29         7.50%         1,737,002          1,694,280        143,113
                                                                                -----------        -----------
    Total investment in GNMA Mortgage-Backed
      Securities-Acquired Insured Mortgages                                      26,742,500         26,102,683
                                                                                -----------        -----------
    Total investment in FHA-Insured Certificates
       and GNMA Mortgage-Backed Securities                                       31,940,105         31,209,550
                                                                                -----------        -----------


ORIGINATED INSURED MORTGAGE:
Investment in FHA-Insured Loans (carried at amortized cost)(2)

Colony Square Apts, Rocky Mount, NC (1)               10/28         8.25%         4,012,925          4,158,218        372,352

ACQUIRED INSURED MORTGAGE:
Investment in FHA-Insured Loan (carried at amortized cost)(2)

Winburn Square, Lexington, KY                          1/27         9.00%           951,596            948,661         95,829
                                                                                -----------        -----------

     Total investment in FHA-Insured Loans                                        4,964,521          5,106,879
                                                                                -----------        -----------

     TOTAL INVESTMENT IN INSURED MORTGAGES                                      $36,904,626        $36,316,429
                                                                                ===========        ===========

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 2001

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

(4) This represents the base interest rate during the permanent phase of this insured mortgage loan. Additional interest (referred to as Participations) measured as a percentage of the net cash flow from the development and of the net proceeds from sale, refinancing or other disposition of the underlying development (as defined in the participation agreements), will also be due. During the years ended December 31, 2001, 2000 and 1999, the Partnership received additional interest of $29,162, $16,844 and $12,503, respectively, from the Participations.

(5) In addition, the servicer or the sub-servicer of the Insured Mortgage, primarily unaffiliated third parties, is entitled to receive compensation for certain services rendered.

(6) A reconciliation of the carrying value of the Insured Mortgages for the years ended December 31, 2001 and 2000, is as follows:

                                                                2001                        2000
                                                                ----                        ----
Beginning balance                                          $ 37,063,647                $ 41,318,088
   Principal receipts on Insured Mortgages                     (480,851)                   (445,663)
   Gain on mortgage dispositions                                     --                   1,339,299 (a)
   Disposition of AHFS                                               --                  (5,995,412)(b)
   Adjustment to unrealized gains (losses) on
     investments in Insured Mortgages                          (266,367)                    847,335
                                                           ------------                ------------
Ending balance                                             $ 36,316,429                $ 37,063,647
                                                           ============                ============

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

(9) As of December 31, 2001 and 2000, the tax basis of the Insured Mortgages, was approximately $36.8 million and $37.1 million, respectively.