Form 10-Q
period 2002-03-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 2002-05-09
CIK 784014

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                         March 31, 2002
                                                              --------------


Commission file number                                           1-12704
                                                              --------------


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
              ----------------------------------------------------
               (Exact name of registrant as specified in charter)


           Delaware                                         13-2943272
-------------------------------                         ------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

11200 Rockville Pike, Rockville, Maryland                     20852
-----------------------------------------                   ----------
(Address of principal executive offices)                    (Zip Code)

                                 (301) 816-2300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 31, 2002, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2002

                                                                                                        PAGE
                                                                                                        ----
PART I.         Financial Information

Item 1.         Financial Statements

                  Balance Sheets - March 31, 2002 (unaudited) and December 31, 2001                       3

                  Statements of Income and Comprehensive Income - for the three months
                        ended March 31, 2002 and 2001 (unaudited)                                         4

                  Statement of Changes in Partners' Equity - for the three months ended
                        March 31, 2002 (unaudited)                                                        5

                  Statements of Cash Flows - for the three months ended March 31, 2002 and
                        2001 (unaudited)                                                                  6

                  Notes to Financial Statements (unaudited)                                               7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                       11

Item 3.           Qualitative and Quantitative Disclosures about Market Risk                             13

PART II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                       14

Signature                                                                                                15

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                               March 31,       December 31,
                                                                 2002              2001
                                                             ------------      ------------
                                                             (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                               $ 29,106,791      $ 31,209,550

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Originated insured mortgages                                4,146,674         4,158,218
    Acquired insured mortgage                                     946,119           948,661
                                                             ------------      ------------
                                                                5,092,793         5,106,879

Cash and cash equivalents                                       2,855,399           691,264

Investment in FHA debenture                                             -           230,670

Receivables and other assets                                      255,897           281,468
                                                             ------------      ------------
      Total assets                                           $ 37,310,880      $ 37,519,831
                                                             ============      ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                        $  2,718,821      $    654,531

Accounts payable and accrued expenses                             118,823           132,157
                                                             ------------      ------------
      Total liabilities                                         2,837,644           786,688
                                                             ------------      ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    9,576,290 Units issued and outstanding                     43,048,167        45,091,570
  General partners' deficit                                    (7,667,270)       (7,561,985)
  Accumulated other comprehensive loss                           (907,661)         (796,442)
                                                             ------------      ------------
      Total partners' equity                                   34,473,236        36,733,143
                                                             ------------      ------------
      Total liabilities and partners' equity                 $ 37,310,880      $ 37,519,831
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                                For the three months ended
                                                                         March 31,
                                                                  2002              2001
                                                               -----------       -----------
Income:
  Mortgage investment income                                   $   647,301       $   695,738
  Interest and other income                                          7,431           152,751
                                                               -----------       -----------
                                                                   654,732           848,489
                                                               -----------       -----------

Expenses:
  Asset management fee to related parties                           72,152            76,254
  General and administrative                                        68,390            64,601
                                                               -----------       -----------
                                                                   140,542           140,855
                                                               -----------       -----------
Net earnings before gain on
  mortgage dispositions                                            514,190           707,634

Gain on mortgage dispositions                                       55,943           678,802
                                                               -----------       -----------

Net earnings                                                   $   570,133       $ 1,386,436
                                                               ===========       ===========

Other comprehensive (loss) income - adjustment to
  unrealized losses on investments in insured mortgages           (111,219)          160,790
                                                               -----------       -----------
Comprehensive income                                           $   458,914       $ 1,547,226
                                                               ===========       ===========

Net earnings allocated to:
  Limited partners - 95.1%                                     $   542,196       $ 1,318,501
  General Partner -   4.9%                                          27,937            67,935
                                                               -----------       -----------
                                                               $   570,133       $ 1,386,436
                                                               ===========       ===========

Net earnings per Unit of limited
  partnership interest - basic                                 $      0.06       $      0.14
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

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 2002

                                   (Unaudited)

                                                                                                      Accumulated
                                                                                                         Other
                                                                   General          Limited          Comprehensive
                                                                   Partner          Partner              Loss             Total
                                                                 ------------      ------------      ------------      ------------
Balance, December 31, 2001                                       $ (7,561,985)     $ 45,091,570      $   (796,442)     $ 36,733,143

  Net earnings                                                         27,937           542,196                 -           570,133

  Adjustment to unrealized losses on
     investments in insured mortgages                                       -                 -          (111,219)         (111,219)

  Distributions paid or accrued of $0.27 per Unit,
     including return of capital of $0.21 per Unit                   (133,222)       (2,585,599)                -        (2,718,821)
                                                                 ------------      ------------      ------------      ------------

Balance, March 31, 2002                                          $ (7,667,270)     $ 43,048,167      $   (907,661)     $ 34,473,236
                                                                 ============      ============      ============      ============

Limited Partnership Units outstanding - basic, as
  of March 31, 2002                                                                   9,576,290
                                                                                      =========


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                               For the three months ended
                                                                                                        March 31,
                                                                                                 2002             2001
                                                                                             ------------      ------------
Cash flows from operating activities:
   Net earnings                                                                              $    570,133      $  1,386,436
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Gain on mortgage dispositions                                                               (55,943)         (678,802)
      Changes in assets and liabilities:
         Decrease in note payable and due to affiliate                                                  -           (24,948)
         Decrease in accounts payable and accrued expenses                                        (13,334)           (7,003)
         Decrease in receivables and other assets                                                  25,571           104,150
                                                                                             ------------      ------------

            Net cash provided by operating activities                                             526,427           779,833
                                                                                             ------------      ------------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                          119,217           116,810
   Proceeds received from redemption of debentures                                                230,670           783,981
   Proceeds received from mortgage dispositions                                                 1,942,352         1,833,339
                                                                                             ------------      ------------

            Net cash provided by investing activities                                           2,292,239         2,734,130
                                                                                             ------------      ------------

Cash flows used in financing activities:
   Distributions paid to partners                                                                (654,531)      (11,127,025)
                                                                                             ------------      ------------



Net increase (decrease) in cash and cash equivalents                                            2,164,135        (7,613,062)

Cash and cash equivalents, beginning of period                                                    691,264        15,872,119
                                                                                             ------------      ------------

Cash and cash equivalents, end of period                                                     $  2,855,399      $  8,259,057
                                                                                             ============      ============

Non-cash investing activity:
  9.125% debenture received from HUD as an additional claim related to the
  disposition of Asset held for sale under coinsurance program                               $          -      $    230,670



                   The accompanying notes are an integral part
                          of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   ORGANIZATION

     American Insured Mortgage Investors L.P. - Series 86 (the Partnership) was formed under the Uniform Limited Partnership Act of the state of Delaware on October 31, 1985. The Partnership Agreement ("Partnership Agreement") states that the Partnership will terminate on December 31, 2020, unless terminated earlier under the provisions of the Partnership Agreement.

     CRIIMI, Inc. (the "General Partner"), a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"), holds a partnership interest of 4.9%. AIM Acquisition Partners L.P. (the "Advisor") serves as the advisor to the Partnership pursuant to an Advisory Agreement between the Advisor and the Partnership. The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Under the Advisory Agreement, the Advisor renders services to the Partnership, including but not limited to, the management and disposition of the Partnership's portfolio of mortgages. Such services are subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services does not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, Inc., a wholly owned subsidiary of CRIIMI MAE.

     The Partnership's investment in mortgages includes participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration ("FHA") programs ("FHA-Insured Certificates"), mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") ("GNMA Mortgage-Backed Securities") and FHA-insured mortgage loans ("FHA-Insured Loans" and together with FHA-Insured Certificates and GNMA Mortgage-Backed Securities referred to herein as "Insured Mortgages"). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans, insured in whole or in part by the federal government, are non-recourse first liens on multifamily residential developments or retirement homes.


2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 2002 and December 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001.

     These unaudited  financial  statements  have been prepared  pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 2001.


3.    INVESTMENT IN INSURED MORTGAGES

     The  following  is  a  discussion  of  the   Partnership's   investment  in
FHA-Insured Loans, FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of March 31, 2002 and December 31, 2001:

Fully Insured Originated Insured Mortgages and Acquired Insured Mortgages
-------------------------------------------------------------------------

     Listed below is the Partnership's aggregate investment in fully Insured Mortgages as of March 31, 2002 and December 31, 2001:

                                                        March 31, 2002          December 31, 2001
                                                        --------------          -----------------
Fully Insured Originated Insured Mortgages:
  Number of Mortgages                                               1                         1
  Amortized Cost                                         $  4,146,674              $  4,158,218
  Face Value                                                4,002,533                 4,012,925
  Fair Value                                                3,944,231                 4,031,098

Fully Insured Acquired Insured Mortgages:
  Number of:
    GNMA Mortgage-Backed Securities                                 9                         9
    FHA-Insured Certificates (1)                                    1                         2
    FHA-Insured Loan                                                1                         1
  Amortized Cost                                         $ 30,960,571              $ 32,954,653
  Face Value                                               30,883,809                32,891,701
  Fair Value                                               30,042,032                32,165,487

(1) In January 2002, the Southampton Apartments mortgage was prepaid. The Partnership received net proceeds of approximately $1.9 million and recognized a gain of approximately $30,000 for the three months ended March 31, 2002. A distribution of approximately $0.19 per Unit related to the prepayment of this mortgage was declared in January 2002 paid in May 2002.

     As May 1, 2002 all of the Partnership's fully Insured Mortgage investments are current with respect to the payment of principal and interest.

Coinsured by third party
------------------------

     The following is a discussion of an Originated Insured Mortgage that was coinsured by an unaffiliated third party coinsurance lender, The Patrician Mortgage Company ("Patrician"), under the HUD coinsurance program.

     On October 14, 1993, Patrician filed a foreclosure action on the property underlying the coinsured mortgage on The Villas. The property was acquired and vested with Patrician in November 1998 and subsequently sold on September 30, 1999. Through October 2000, the Partnership has received proceeds from Patrician of approximately $22 million. The remaining balance in dispute is approximately $146,000 of accrued interest as of March 31, 2002. This amount is not included on the balance sheet, however, the servicer of this mortgage is actively pursuing payment for the remaining balance. The Partnership received a partial payment of approximately $26,000 from Patrician in January 2002. This amount is included in gain on mortgage dispositions in the accompanying Statement of Income and Comprehensive Income.

4.   INVESTMENT IN FHA DEBENTURE

     In January 2001, the Partnership received additional assignment proceeds in the form of a 9.125% debenture for the Asset Held for Sale under Coinsurance Program, Spring Lake Village. The debenture, with a face value of approximately $231,000, earned interest semi-annually on January 1 and July 1. In January 2002, the debenture was redeemed. A distribution of approximately $0.02 per Unit related to the redemption of this debenture was declared in January 2002 and paid to Unitholders in May 2002.


5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 2002 and 2001 are as follows:

                                           2002       2001
                                          ------     ------
       Quarter ended March 31             $ 0.27(1)  $ 0.80(2)
                                          ------     ------
                                          $ 0.27     $ 0.80
                                          ======     ======

(1) This amount includes approximately $0.21 per Unit representing return of capital and gain from the following: (a) approximately $0.19 per Unit related to the prepayment of Southampton Apartments and (b) approximately $0.02 per Unit related to the redemption of the Spring Lake debenture.
(2) This amount includes approximately $0.725 per Unit representing return of capital and gain from the following: (a) approximately $0.44 per Unit related to the sale of Spring Lake Village; (b) approximately $0.09 per Unit received from HUD for the Spring Lake Village coinsurance claim; (c) approximately $0.18 per Unit received from the coinsurer of the mortgage on St. Charles Place-Phase II, as result of its coinsurance claim filed with HUD; and (c) approximately $0.015 per Unit of cash held in reserve for anticipated legal costs related to the mortgages on St. Charles Place-Phase II and The Villas.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

6.    TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three months ended March 31, 2002 and 2001, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------

                                                                                    For the
                                                                               three months ended
                                                                                   March 31,
Name of Recipient                     Capacity in Which Served/item            2002         2001
-----------------                     -----------------------------          ---------    ---------
CRIIMI, Inc.(1)                       General Partner/Distribution           $ 133,222    $ 394,732

AIM Acquisition Partners, L.P.(2)     Advisor/Asset Management Fee              72,152       76,254

CRIIMI MAE Management, Inc.          Affiliate of General Partner/Expense
                                       Reimbursement                            11,829       11,494

(1) The General Partner, pursuant to amendments to the Partnership Agreement, is entitled to receive 4.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.75% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $26,934 and $28,464 for the three months ended March 31, 2002 and 2001, respectively. The general partner and limited partner of CMSLP are a wholly owned subsidiaries of CRIIMI MAE Inc.

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "contemplates," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in prior and future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages and (v) defaulted mortgages. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General
-------

     As of March 31, 2002, the Partnership had invested in 12 insured mortgages, with an aggregate amortized cost of approximately $35.1 million, an aggregate face value of approximately $34.9 million and an aggregate fair value of approximately $34 million, as discussed below.

     As May 1, 2002 all of the Partnership's fully Insured Mortgage investments are current with respect to the payment of principal and interest.

Results of Operations
---------------------

     Net earnings decreased by approximately $816,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001, primarily due to a decrease in gain on mortgage dispositions, as discussed below.

     Mortgage investment income decreased by approximately $48,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001, primarily due a reduction in the mortgage base. The mortgage base decreased due to one mortgage disposition, in January 2002, with a principal balance of approximately $1.9 million, representing an approximate 5% decrease in the aggregate principal balance of the total mortgage portfolio since December 2001.

     Interest and other income decreased by approximately $145,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fee to related parties decreased by approximately $4,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001, primarily due to a reduction in the mortgage base, as previously discussed.

     General and administrative expense increased by approximately $4,000 for the three months ended March 31, 2002 as compared to the corresponding period in 2001. This increase is primarily due to an increase in the costs associated with partner level tax reporting as a result of the new Internal Revenue Service electronic filing requirements for large partnerships.

     Gain on mortgage disposition decreased by approximately $623,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001. During the three months ended March 31, 2002, the Partnership recognized a gain of approximately $30,000 from the prepayment of the Southampton Apartments mortgage and additional gain of approximately $26,000 from the disposition of The Villas, a delinquent mortgage coinsured by a third party. During the three months ended March 31, 2001, the Partnership recognized a gain of approximately $679,000 from the disposition of St. Charles Place-Phase II, a delinquent mortgage coinsured by a third party.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first three months of 2002 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal received from Insured Mortgages. Although Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased by approximately $253,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001. This decrease is primarily the result of a decrease in mortgage investment income and interest and other income, as previously discussed.

     Net cash provided by investing activities decreased by approximately $442,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001, primarily due to a decrease in proceeds received from redemption of debentures. This decrease was partially offset by a slight increase in proceeds received from mortgage dispositions.

     Net cash used in  financing  activities  decreased by  approximately  $10.5 million for the three months ended March 31, 2002, as compared to the corresponding period in 2001, due to a decrease in the amount of distributions paid to partners in the first three months of 2002 versus the same period in 2001.

PART I.    FINANCIAL INFORMATION
ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market. The Partnership will experience fluctuations in the market value of its assets related to changes in the interest rates of U.S. Treasury bonds as well as increases in the spread between U.S. Treasury bonds and the Partnership's Insured Mortgages. As of March 31, 2002, the average U.S. Treasury rate used to price the Partnership's Insured Mortgages had increased by approximately 35 to 54 basis points compared to December 31, 2001.

     Management has determined that there has not been a material change as of March 31, 2002, in market risk from December 31, 2001 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2001.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    AMERICAN INSURED MORTGAGE
                                                    INVESTORS L.P. - SERIES 86
                                                    (Registrant)

                                                    By: CRIIMI, Inc.
                                                        General Partner


May 9, 2002                                         /s/ Cynthia O. Azzara
-----------                                         ---------------------------
DATE                                                Cynthia O. Azzara
                                                    Senior Vice President,
                                                    Chief Financial Officer and
                                                    Treasurer