Form 10-Q
period 2002-06-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 2002-08-14
CIK 784014

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                              June 30, 2002
---------------------                                              -------------


Commission file number                                                 1-12704
----------------------                                                 -------


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
              ----------------------------------------------------
               (Exact name of registrant as specified in charter)


           Delaware                                              13-2943272
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

11200 Rockville Pike, Rockville, Maryland                           20852
-----------------------------------------                         ----------
 (Address of principal executive offices)                         (Zip Code)

                                 (301) 816-2300
                ----------------------------------------------------
                (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of June 30, 2002, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002



                                                                                                        PAGE
                                                                                                        ----
PART I.         Financial Information

Item 1.         Financial Statements

                  Balance Sheets - June 30, 2002 (unaudited) and December 31, 2001                        3

                  Statements of Income and Comprehensive Income - for the three and six months
                        ended June 30, 2002 and 2001 (unaudited)                                          4

                  Statement of Changes in Partners' Equity - for the six months ended
                        June 30, 2002 (unaudited)                                                         5

                  Statements of Cash Flows - for the six months ended June 30, 2002 and
                        2001 (unaudited)                                                                  6

                  Notes to Financial Statements (unaudited)                                               7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                       11

Item 3.           Qualitative and Quantitative Disclosures about Market Risk                             13

PART II. Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                       14

Signature                                                                                                15

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                             June 30,      December 31,
                                                               2002            2001
                                                           ------------    ------------
                                                            (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                             $ 26,818,036    $ 31,209,550

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Originated insured mortgages                              4,134,901       4,158,218
    Acquired insured mortgage                                   943,520         948,661
                                                           ------------    ------------
                                                              5,078,421       5,106,879

Cash and cash equivalents                                     4,070,921         691,264

Investment in FHA debenture                                          --         230,670

Receivables and other assets                                    234,099         281,468
                                                           ------------    ------------
      Total assets                                         $ 36,201,477    $ 37,519,831
                                                           ============    ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $  3,927,185    $    654,531

Accounts payable and accrued expenses                            84,109         132,157
                                                           ------------    ------------
      Total liabilities                                       4,011,294         786,688
                                                           ------------    ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    9,576,290 Units issued and outstanding                   39,868,925      45,091,570
  General partners' deficit                                  (7,831,080)     (7,561,985)
  Accumulated other comprehensive income (loss)                 152,338        (796,442)
                                                           ------------    ------------
      Total partners' equity                                 32,190,183      36,733,143
                                                           ------------    ------------
      Total liabilities and partners' equity               $ 36,201,477    $ 37,519,831
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS



              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                                      For the three months ended         For the six months ended
                                                                               June 30,                          June 30,
                                                                         2002            2001              2002            2001
                                                                     ------------    ------------      ------------    ------------
Income:
  Mortgage investment income                                         $    622,962    $    722,743      $  1,270,263    $  1,418,481
  Interest and other income                                                 6,449          62,453            13,880         215,204
                                                                     ------------    ------------      ------------    ------------
                                                                          629,411         785,196         1,284,143       1,633,685
                                                                     ------------    ------------      ------------    ------------

Expenses:
  Asset management fee to related parties                                  68,690          74,676           140,842         150,930
  General and administrative                                               62,760          66,620           131,150         131,221
                                                                     ------------    ------------      ------------    ------------
                                                                          131,450         141,296           271,992         282,151
                                                                     ------------    ------------      ------------    ------------
Net earnings before gains on
  mortgage dispositions                                                   497,961         643,900         1,012,151       1,351,534

Gains on mortgage dispositions                                             86,174               -           142,117         678,802
                                                                     ------------    ------------      ------------    ------------

Net earnings                                                         $    584,135    $    643,900      $  1,154,268    $  2,030,336
                                                                     ============    ============      ============    ============

Other comprehensive income (loss) - adjustment to
  unrealized gains (losses) on investments in insured mortgages         1,059,999        (451,240)          948,780        (290,450)
                                                                     ------------    ------------      ------------    ------------
Comprehensive income                                                 $  1,644,134    $    192,660      $  2,103,048    $  1,739,886
                                                                     ============    ============      ============    ============

Net earnings allocated to:
  Limited partners - 95.1%                                           $    555,512    $    612,349      $  1,097,709    $  1,930,850
  General Partner -   4.9%                                                 28,623          31,551            56,559          99,486
                                                                     ------------    ------------      ------------    ------------
                                                                     $    584,135    $    643,900      $  1,154,268    $  2,030,336
                                                                     ============    ============      ============    ============

Net earnings per Unit of limited
  partnership interest - basic                                       $       0.06    $       0.06      $       0.11    $       0.20
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                     For the six months ended June 30, 2002

                                   (Unaudited)

                                                                                                 Accumulated
                                                                                                    Other
                                                             General           Limited          Comprehensive
                                                             Partner           Partners         Income (Loss)          Total
                                                          -------------      -------------      -------------      -------------
Balance, December 31, 2001                                 $ (7,561,985)     $  45,091,570      $    (796,442)     $  36,733,143

  Net earnings                                                   56,559          1,097,709                  -          1,154,268

  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                                 -                  -            948,780            948,780

  Distributions paid or accrued of $0.66 per Unit,
     including return of capital of $0.55 per Unit             (325,654)        (6,320,354)                 -         (6,646,008)
                                                           ------------      -------------       ------------      -------------

Balance, June 30, 2002                                     $ (7,831,080)     $  39,868,925      $     152,338      $  32,190,183
                                                           ============      =============      =============      =============

Limited Partnership Units outstanding - basic, as
  of June 30, 2002                                                               9,576,290
                                                                                 =========


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                    For the six months ended
                                                                                                            June 30,
                                                                                                     2002              2001
                                                                                                 ------------      ------------
Cash flows from operating activities:
   Net earnings                                                                                  $  1,154,268      $  2,030,336
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Gains on mortgage dispositions                                                                 (142,117)         (678,802)
      Changes in assets and liabilities:
         Decrease in note payable and due to affiliate                                                     --           (24,948)
         Decrease in accounts payable and accrued expenses                                            (48,048)          (18,501)
         Decrease in receivables and other assets                                                      47,369           398,860
                                                                                                 ------------      ------------

            Net cash provided by operating activities                                               1,011,472         1,706,945
                                                                                                 ------------      ------------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                              231,024           235,859
   Proceeds received from redemption of debentures                                                    230,670           783,981
   Proceeds received from mortgage dispositions                                                     5,279,845         1,833,339
                                                                                                 ------------      ------------

            Net cash provided by investing activities                                               5,741,539         2,853,179
                                                                                                 ------------      ------------

Cash flows used in financing activities:
   Distributions paid to partners                                                                  (3,373,354)      (19,182,804)
                                                                                                 ------------      ------------


Net increase (decrease) in cash and cash equivalents                                                3,379,657       (14,622,680)

Cash and cash equivalents, beginning of period                                                        691,264        15,872,119
                                                                                                 ------------      ------------

Cash and cash equivalents, end of period                                                         $  4,070,921      $  1,249,439
                                                                                                 ============      ============

Non-cash investing activity:
   9.125% debenture received from HUD as an additional claim related to the
   disposition of Asset held for sale under coinsurance program                                  $         --      $    230,670



                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   ORGANIZATION

     American Insured Mortgage Investors L.P. - Series 86 (the "Partnership") was formed under the Uniform Limited Partnership Act of the state of Delaware on October 31, 1985. The Partnership Agreement, as amended, ("Partnership Agreement") states that the Partnership will terminate on December 31, 2020, unless terminated earlier under the provisions of the Partnership Agreement.

     CRIIMI, Inc. (the "General Partner"), a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"), holds a partnership interest of 4.9%. AIM Acquisition Partners, L.P. (the "Advisor") serves as the advisor to the Partnership pursuant to certain advisory agreements (collectively, the "Advisory Agreements") between the Advisor and the Partnership. The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Under the Advisory Agreements, the Advisor renders services to the Partnership, including but not limited to, the management and disposition of the Partnership's portfolio of mortgages. Such services are subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a submanagement agreement (the "Sub-Advisory Agreement"). The delegation of such services does not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, Inc., a wholly owned subsidiary of CRIIMI MAE.

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


2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 2002 and December 31, 2001, the results of its operations for the three and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001.

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

3.   INVESTMENT IN INSURED MORTGAGES

     The  following  is  a  discussion  of  the   Partnership's   investment  in
FHA-Insured Loans, FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of June 30, 2002 and December 31, 2001:

Fully Insured Originated Insured Mortgages and Acquired Insured Mortgages
-------------------------------------------------------------------------

     Listed below is the Partnership's aggregate investment in fully Insured Mortgages as of June 30, 2002 and December 31, 2001:

                                                         June 30, 2002           December 31, 2001
                                                         -------------           -----------------
Fully Insured Originated Insured Mortgages:
  Number of Mortgages                                               1                          1
  Amortized Cost                                         $  4,134,901               $  4,158,218
  Face Value                                                3,991,924                  4,012,925
  Fair Value                                                3,995,853                  4,031,098

Fully Insured Acquired Insured Mortgages:
  Number of:
    GNMA Mortgage-Backed Securities (2)                             8                          9
    FHA-Insured Certificates (1)                                    1                          2
    FHA-Insured Loan                                                1                          1
  Amortized Cost                                         $ 27,609,218               $ 32,954,653
  Face Value                                               27,503,950                 32,891,701
  Fair Value                                               27,765,411                 32,165,487


(1) In January 2002, the Southampton Apartments mortgage was prepaid. The Partnership received net proceeds of approximately $1.9 million and recognized a gain of approximately $30,000 for the six months ended June 30, 2002. A distribution of approximately $0.19 per Unit related to the prepayment of this mortgage was declared in January 2002 and paid in May 2002.
(2)  In May  2002,  the  Hickory  Tree  Apartments  mortgage  was  prepaid.  The
     Partnership received net proceeds of approximately $3.3 million and recognized a gain of approximately $86,000 for the three and six months ended June 30, 2002. A distribution of approximately $0.33 per Unit related to the prepayment of this mortgage was declared in June 2002 and paid in August 2002.

     As of August 1, 2002 all of the Partnership's fully Insured Mortgage investments are current with respect to the payment of principal and interest.

4.   INVESTMENT IN HUD DEBENTURE

     In January 2001, the Partnership received additional assignment proceeds in the form of a 9.125% debenture issued by the U.S. Department of Housing and Urban Development ("HUD") for the Asset Held for Sale under Coinsurance Program, Spring Lake Village. The HUD debenture, with a face value of approximately $231,000, earned interest semi-annually on January 1 and July 1. In January 2002, the debenture was redeemed at par by HUD. A distribution of approximately $0.02 per Unit related to the redemption of this HUD debenture was declared in January 2002 and paid to Unitholders in May 2002.


5.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 2002 and 2001 are as follows:

                                      2002         2001
                                      ----         ----
Quarter ended March 31              $ 0.27(1)    $ 0.800(3)
Quarter ended June 30                 0.39(2)      0.105(4)
                                    ------       -------
                                    $ 0.66       $ 0.905
                                    ======       =======

(1) This amount includes approximately $0.21 per Unit representing net proceeds from the following: (a) approximately $0.19 per Unit related to the prepayment of the mortgage on Southampton Apartments and (b) approximately $0.02 per Unit related to the redemption of the HUD debenture issued in exchange for Spring Lake Village.
(2) This amount includes approximately $0.33 per Unit representing net proceeds from the prepayment of the mortgage on Hickory Tree Apartments.
(3) This amount includes approximately $0.725 per Unit representing net proceeds from the following: (a) approximately $0.44 per Unit related to the sale of Spring Lake Village; (b) approximately $0.09 per Unit received from HUD for the Spring Lake Village coinsurance claim; (c) approximately $0.18 per Unit received from the coinsurer of the mortgage on St. Charles Place-Phase II as result of its coinsurance claim filed with HUD; and (c) approximately $0.015 per Unit of cash held in reserve for anticipated legal costs related to the mortgages on St. Charles Place-Phase II and The Villas.
(4) This amount includes approximately $0.03 per Unit related to the receipt of an escrow balance from the servicer of Spring Lake Village.

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

6.    TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have earned or received compensation for services or received distributions from, the Partnership during the three and six months ended June 30, 2002 and 2001 as follows:

                                                                                     For the                     For the
                                                                               three months ended           six months ended
                                                                                     June 30,                    June 30,
    Name of Recipient                  Capacity in Which Served/item            2002         2001           2002         2001
    -----------------                  -----------------------------            ----         ----           ----         ----
CRIIMI, Inc.(1)                      General Partner/Distribution            $ 192,432    $  51,809      $ 325,654    $ 446,541

AIM Acquisition Partners,L.P.(2)     Advisor/Asset Management Fee               68,690       74,676        140,842      150,930

CRIIMI MAE Management, Inc.          Affiliate of General Partner/Expense
                                       Reimbursement                            13,709       11,405         25,538       22,899


(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 4.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.75% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $25,642 and $52,576 for the three and six months ended June 30, 2002, respectively, and $27,876 and $56,340 for the three and six months ended June 30, 2001, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE Inc.

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

General
-------

     As of June 30, 2002, the Partnership had invested in 11 Insured Mortgages, with an aggregate amortized cost of approximately $31.7 million, an aggregate face value of approximately $31.5 million and an aggregate fair value of approximately $31.8 million.

     As of August 1, 2002 all of the Partnership's fully Insured Mortgage investments are current with respect to the payment of principal and interest.

Results of Operations
---------------------

     Net earnings decreased by approximately $60,000 and $876,000 for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001. The decrease for the three month period is primarily due to decreases in mortgage investment income and interest and other income, partially offset by an increase in gains on mortgage dispositions, as discussed below. The six month decrease is primarily due to decreases in gains on mortgage dispositions, mortgage investment income and interest and other income, as discussed below.

     Mortgage investment income decreased by approximately $100,000 and $148,000 for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due a reduction in the mortgage base. The mortgage base decreased as a result of two mortgage dispositions with an aggregate principal balance of approximately $5.2 million, representing an approximate 14% decrease in the aggregate principal balance of the Partnership's total mortgage portfolio since December 2001.

     Interest and other income decreased by approximately $56,000 and $201,000 for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fee to related parties decreased by approximately $6,000 and $10,000 for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due to a reduction in the mortgage base, as previously discussed.

     General and administrative expense decreased by approximately $4,000 for the three months ended June 30, 2002, as compared to the corresponding period in 2001. This decrease is primarily due to the cost structure of certain expenses, which is partially offset by an increase in the costs associated with partner level tax reporting as a result of the new Internal Revenue Service electronic filing requirements for large partnerships. General and administrative expense did not change significantly for the six month period.

     Gains on mortgage dispositions increased by approximately $86,000 for the three months ended June 30, 2002 and decreased by approximately $537,000 for the six months ended June 30, 2002, as compared to the corresponding periods in 2001. During the three month period ended June 30, 2002, the Partnership recognized a gain of approximately $86,000 from the prepayment of the mortgage on Hickory Tree Apartments. In addition to this gain, during the six months ended June 30, 2002, the Partnership recognized a gain of approximately $30,000 from the prepayment of the mortgage on Southampton Apartments and an additional gain of approximately $26,000 from the disposition of The Villas, a delinquent mortgage coinsured by a third party. During the six months ended June 30, 2001, the Partnership recognized a gain of approximately $679,000 from the disposition of St. Charles Place-Phase II, a delinquent mortgage coinsured by a third party.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first six months of 2002 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal received from Insured Mortgages. Although Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash  provided  by  operating  activities  decreased  by  approximately
$695,000  for  the  six  months  ended  June  30,  2002,   as  compared  to  the
corresponding period in 2001. This decrease is primarily the result of a decrease in mortgage investment income and interest and other income, as previously discussed, and a decrease in the change in receivables and other assets. The change in receivables and other assets is due to the receipt of principal and interest payments on a delinquent mortgage in 2001.

     Net cash provided by investing activities increased by approximately $2.9 million for the six months ended June 30, 2002, as compared to the corresponding period in 2001, primarily due to an increase in proceeds received from mortgage dispositions. This increase was partially offset by a decrease in proceeds received from redemption of debentures.

     Net cash used in financing activities decreased by approximately $15.8 million for the six months ended June 30, 2002, as compared to the corresponding period in 2001, due to a decrease in the amount of distributions paid to partners in the first six months of 2002 compared to the same period in 2001.

PART I.      FINANCIAL INFORMATION
ITEM 3.      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market. The Partnership will experience fluctuations in the market value of its assets related to (i) changes in the interest rates of U.S. Treasury securities, (ii) changes in the spread between the interest rates on U.S. Treasury securities and the interest rates on the Partnership's Insured Mortgages, and (iii) changes in the weighted average life of the Insured Mortgages, determined by reviewing the attributes of the Insured Mortgages in relation to the current market interest rates. The weighted average life of the Insured Mortgages decreased as of June 30, 2002 compared to December 31, 2001, due to the lower market interest rates and other attributes of the Partnership's Insured Mortgages.

     The General Partner has determined that there has not been a material change as of June 30, 2002, in market risk from December 31, 2001 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2001.

PART II.      OTHER INFORMATION
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit No.                                  Purpose
         -----------                                  -------
            99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b) Reports on Form 8-K

         Date
         ----
     May 10, 2002                          To report the General Partner's
                                           decision to dismiss the Partnership's
                                           independent auditors, Arthur
                                           Andersen LLP.
     June 7, 2002
                                           To report: (1) the General Partner's
                                           the selection of Ernst & Young LLP
                                           as independent auditors for the
                                           Partnership's consolidated financial
                                           statements for the year ending on
                                           December 31, 2002, and (2) the
                                           resignation of Alan M. Jacobs from
                                           the Board of Directors of the General
                                           Partner.

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


August 14, 2002                                      /s/ Cynthia O. Azzara
---------------                                      ---------------------------
Date                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer