Form 10-Q
period 2002-09-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 2002-11-13
CIK 784014

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                         September 30, 2002
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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of September 30, 2002, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002



                                                                                                        PAGE
                                                                                                        ----
PART I.         Financial Information

Item 1.         Financial Statements

                  Balance Sheets - September 30, 2002 (unaudited) and December 31, 2001                   3

                  Statements of Income and Comprehensive Income - for the three and nine months
                        ended September 30, 2002 and 2001 (unaudited)                                     4

                  Statement of Changes in Partners' Equity - for the nine months ended
                        September 30, 2002 (unaudited)                                                    5

                  Statements of Cash Flows - for the nine months ended September 30, 2002 and
                        2001 (unaudited)                                                                  6

                  Notes to Financial Statements (unaudited)                                               7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                         11

Item 3.         Qualitative and Quantitative Disclosures about Market Risk                               13

Item 4.         Controls and Procedures                                                                  13

PART II.        Other Information

Item 5.         Other Information                                                                        14

Item 6.         Exhibits and Reports on Form 8-K                                                         14

Signature                                                                                                15

Certifications                                                                                           16

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                           September 30,     December 31,
                                                               2002              2001
                                                           ------------      ------------
                                                           (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                             $ 27,302,549      $ 31,209,550

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Originated insured mortgages                              4,122,897         4,158,218
    Acquired insured mortgage                                   940,862           948,661
                                                           ------------      ------------
                                                              5,063,759         5,106,879

Cash and cash equivalents                                       726,115           691,264

Investment in FHA debenture                                           -           230,670

Receivables and other assets                                    234,127           281,468
                                                           ------------      ------------
      Total assets                                         $ 33,326,550      $ 37,519,831
                                                           ============      ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $    604,182      $    654,531

Accounts payable and accrued expenses                            72,981           132,157
                                                           ------------      ------------
      Total liabilities                                         677,163           786,688
                                                           ------------      ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    9,576,290 Units issued and outstanding                   39,750,442        45,091,570
  General partner's deficit                                  (7,837,185)       (7,561,985)
  Accumulated other comprehensive income (loss)                 736,130          (796,442)
                                                           ------------      ------------
      Total partners' equity                                 32,649,387        36,733,143
                                                           ------------      ------------
      Total liabilities and partners' equity               $ 33,326,550      $ 37,519,831
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

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS




              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                                 For the three months ended       For the nine months ended
                                                                         September 30,                   September 30,
                                                                     2002            2001            2002            2001
                                                                 ------------    ------------    ------------    ------------
Income:
  Mortgage investment income                                     $    583,468    $    691,382    $  1,853,731    $  2,109,863
  Interest and other income                                            13,190          11,660          27,070         226,864
                                                                 ------------    ------------    ------------    ------------
                                                                      596,658         703,042       1,880,801       2,336,727
                                                                 ------------    ------------    ------------    ------------

Expenses:
  Asset management fee to related parties                              64,290          74,676         205,132         225,606
  General and administrative                                           52,774          62,912         183,924         194,133
                                                                 ------------    ------------    ------------    ------------
                                                                      117,064         137,588         389,056         419,739
                                                                 ------------    ------------    ------------    ------------
Net earnings before gains on
  mortgage dispositions                                               479,594         565,454       1,491,745       1,916,988

Gains on mortgage dispositions                                              -               -         142,117         678,802
                                                                 ------------    ------------    ------------    ------------

Net earnings                                                     $    479,594    $    565,454    $  1,633,862    $  2,595,790
                                                                 ============    ============    ============    ============

Other comprehensive income - adjustment to unrealized
  gains and losses on investments in insured mortgages                583,792         994,745       1,532,572         704,295
                                                                 ------------    ------------    ------------    ------------
Comprehensive income                                             $  1,063,386    $  1,560,199    $  3,166,434    $  3,300,085
                                                                 ============    ============    ============    ============

Net earnings allocated to:
  Limited partners - 95.1%                                       $    456,094    $    537,747    $  1,553,803    $  2,468,596
  General Partner -   4.9%                                             23,500          27,707          80,059         127,194
                                                                 ------------    ------------    ------------    ------------
                                                                 $    479,594    $    565,454    $  1,633,862    $  2,595,790
                                                                 ============    ============    ============    ============

Net earnings per Unit of limited
  partnership interest - basic                                   $       0.05    $       0.06    $       0.16    $       0.26
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

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                  For the nine months ended September 30, 2002

                                   (Unaudited)

                                                                                                     Accumulated
                                                                                                        Other
                                                                   General           Limited        Comprehensive
                                                                   Partner           Partners       Income (Loss)         Total
                                                                --------------    --------------    --------------    --------------
Balance, December 31, 2001                                       $ (7,561,985)     $ 45,091,570      $   (796,442)     $ 36,733,143

  Net earnings                                                         80,059         1,553,803                 -         1,633,862

  Adjustment to unrealized gains and losses on
     investments in insured mortgages                                       -                 -         1,532,572         1,532,572

  Distributions paid or accrued of $0.72 per Unit,
     including return of capital of $0.56 per Unit                   (355,259)       (6,894,931)                -        (7,250,190)
                                                                 ------------      ------------      ------------      ------------

Balance, September 30, 2002                                      $ (7,837,185)     $ 39,750,442      $    736,130      $ 32,649,387
                                                                 ============      ============      ============      ============

Limited Partnership Units outstanding - basic, as
  of September 30, 2002                                                               9,576,290
                                                                                      =========


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                       For the nine months ended
                                                                                                             September 30,
                                                                                                         2002             2001
                                                                                                     ------------      ------------
Cash flows from operating activities:
   Net earnings                                                                                      $  1,633,862      $  2,595,790
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Gains on mortgage dispositions                                                                     (142,117)         (678,802)
      Changes in assets and liabilities:
         Decrease in accounts payable and accrued expenses                                                (59,176)          (37,819)
         Decrease in receivables and other assets                                                          47,341           377,264
                                                                                                     ------------      ------------

            Net cash provided by operating activities                                                   1,479,910         2,256,433
                                                                                                     ------------      ------------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                                  344,965           357,191
   Proceeds received from redemption of debentures                                                        230,670           783,981
   Proceeds received from mortgage dispositions                                                         5,279,845         1,833,339
                                                                                                     ------------      ------------

            Net cash provided by investing activities                                                   5,855,480         2,974,511
                                                                                                     ------------      ------------

Cash flows used in financing activities:
   Distributions paid to partners                                                                      (7,300,539)      (20,240,132)
                                                                                                     ------------      ------------


Net increase (decrease) in cash and cash equivalents                                                       34,851       (15,009,188)

Cash and cash equivalents, beginning of period                                                            691,264        15,872,119
                                                                                                     ------------      ------------

Cash and cash equivalents, end of period                                                             $    726,115      $    862,931
                                                                                                     ============      ============

Non-cash investing activity:
   9.125% debenture received from HUD as an additional claim related to the
   disposition of Asset held for sale under coinsurance program                                      $          -      $    230,670



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

     CRIIMI, Inc. (the "General Partner"), a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"), holds a partnership interest of 4.9%. AIM Acquisition Partners, L.P. (the "Advisor") serves as the advisor to the Partnership pursuant to certain advisory agreements (collectively, the "Advisory Agreements") between the Advisor and the Partnership. The general partner of the Advisor is AIM Acquisition Corporation and the limited partners include, but are not limited to, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

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

     The   Partnership's   investment   in  mortgages   includes   participation
certificates evidencing a 100% undivided beneficial interest in government-insured multifamily mortgages issued or sold pursuant to Federal Housing Administration ("FHA") programs ("FHA-Insured Certificates"), mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") ("GNMA Mortgage-Backed Securities") and FHA-insured mortgage loans ("FHA-Insured Loans" and together with FHA-Insured Certificates and GNMA Mortgage-Backed Securities referred to herein as "Insured Mortgages"). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.


2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 2002 and December 31, 2001, the results of its operations for the three and nine months ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001.

     These unaudited  financial  statements  have been prepared  pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.


3.   INVESTMENT IN INSURED MORTGAGES

     The  following  is  a  discussion  of  the   Partnership's   investment  in
FHA-Insured Loans, FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of September 30, 2002 and December 31, 2001:

     Fully Insured Originated Insured Mortgages and Acquired Insured Mortgages
     -------------------------------------------------------------------------

          Listed below is the Partnership's aggregate investment in fully Insured Mortgages as of September 30, 2002 and December 31, 2001:


                                                            September 30, 2002          December 31, 2001
                                                            ------------------          -----------------
         Fully Insured Originated Insured Mortgages:
           Number of Mortgages                                               1                         1
           Amortized Cost                                         $  4,122,897              $  4,158,218
           Face Value                                                3,981,096                 4,012,925
           Fair Value                                                3,985,089                 4,031,098

         Fully Insured Acquired Insured Mortgages:
           Number of:
             GNMA Mortgage-Backed Securities (2)                             8                         9
             FHA-Insured Certificates (1)                                    1                         2
             FHA-Insured Loan                                                1                         1
           Amortized Cost                                         $ 27,507,281              $ 32,954,653
           Face Value                                               27,403,309                32,891,701
           Fair Value                                               28,247,258                32,165,487

     (1) In January 2002, the Southampton Apartments mortgage was prepaid. The Partnership received net proceeds of approximately $1.9 million and recognized a gain of approximately $30,000 during the nine months ended September 30, 2002. A distribution of approximately $0.19 per Unit related to the prepayment of this mortgage was declared in January 2002 and paid in May 2002.
     (2) In May 2002, the Hickory Tree Apartments mortgage was prepaid. The Partnership received net proceeds of approximately $3.3 million and recognized a gain of approximately $86,000 during the nine months ended September 30, 2002. A distribution of approximately $0.33 per Unit related to the prepayment of this mortgage was declared in June 2002 and paid in August 2002.

     As of November 1, 2002 all of the Partnership's fully Insured Mortgage investments are current with respect to the payment of principal and interest.


4.   INVESTMENT IN HUD DEBENTURE

     In January 2001, the Partnership received additional assignment proceeds in the form of a 9.125% debenture issued by the U.S. Department of Housing and Urban Development ("HUD") for the Asset Held for Sale under Coinsurance Program, Spring Lake Village. The HUD debenture with a face value of approximately $231,000 earned interest semi-annually on January 1 and July 1. In January 2002, the debenture was redeemed at par by HUD. A distribution of approximately $0.02 per Unit related to the redemption of this HUD debenture was declared in January 2002 and paid to Unitholders in May 2002.

5.    DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 2002 and 2001 are as follows:

                                           2002         2001
                                         -------      -------
     Quarter ended March 31              $ 0.270(1)   $ 0.800(3)
     Quarter ended June 30                 0.390(2)     0.105(4)
     Quarter ended September 30            0.060        0.075
                                         -------      -------
                                         $ 0.720      $ 0.980
                                         =======      =======

(1) This amount includes approximately $0.21 per Unit representing net proceeds from the following: (a) approximately $0.19 per Unit related to the prepayment of the mortgage on Southampton Apartments and (b) approximately $0.02 per Unit related to the redemption of the HUD debenture issued in exchange for Spring Lake Village.
(2) This amount includes approximately $0.33 per Unit representing net proceeds from the prepayment of the mortgage on Hickory Tree Apartments.
(3) This amount includes approximately $0.725 per Unit representing net proceeds from the following: (a) approximately $0.44 per Unit related to the sale of Spring Lake Village, (b) approximately $0.09 per Unit received from HUD for the Spring Lake Village coinsurance claim, (c) approximately $0.18 per Unit received from the coinsurer of the mortgage on St. Charles Place-Phase II as a result of its coinsurance claim filed with HUD, and (d) approximately $0.015 per Unit of cash held in reserve for anticipated legal costs related to the mortgages on St. Charles Place-Phase II and The Villas.
(4) This amount includes approximately $0.03 per Unit related to the receipt of an escrow balance from the servicer of Spring Lake Village.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

6.    TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have earned or received compensation for services or received distributions from the Partnership during the three and nine months ended September 30, 2002 and 2001 as follows:

                                                                                 For the                For the
                                                                            three months ended      nine months ended
                                                                               September 30,           September 30,
Name of Recipient                Capacity in Which Served/item               2002        2001        2002        2001
-----------------                -----------------------------               ----        ----        ----        ----
CRIIMI, Inc.(1)                  General Partner/Distribution             $  29,605   $  37,005   $ 355,259   $ 483,546

AIM Acquisition Partners,        Advisor/Asset Management Fee                64,290      74,676     205,132     225,606
  L.P.(2)

CRIIMI MAE Management, Inc.      Affiliate of General Partner/Expense
                                    Reimbursement                             7,207       8,893      32,745      31,792

(1) The General Partner, pursuant to the Partnership Agreement, is entitled to receive 4.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.75% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $24,000 and $76,576 for the three and nine months ended September 30, 2002, respectively, and $27,876 and $84,216 for the three and nine months ended September 30, 2001, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE Inc.

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

General
-------

     As of September 30, 2002, the Partnership had invested in 11 Insured Mortgages, with an aggregate amortized cost of approximately $31.6 million, an aggregate face value of approximately $31.4 million and an aggregate fair value of approximately $32.2 million.

     As of November 1, 2002 all of the Partnership's fully Insured Mortgage investments are current with respect to the payment of principal and interest.

Results of Operations
---------------------

     Net earnings decreased by approximately $86,000 and $962,000 for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001. The decrease for the three month period is primarily due to a decrease in mortgage investment income, partially offset by decreases in asset management fee to related parties and general and administrative expenses, as discussed below. The nine month decrease is primarily due to decreases in gains on mortgage dispositions, mortgage investment income and interest and other income, as discussed below.

     Mortgage investment income decreased by approximately $108,000 and $256,000 for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due a reduction in the mortgage base. The mortgage base decreased as a result of two mortgage dispositions with an aggregate principal balance of approximately $5.2 million, representing an approximate 14% decrease in the aggregate principal balance of the Partnership's total mortgage portfolio since December 2001.

     Interest and other income increased by approximately $1,500 for the three months ended September 30, 2002 and decreased by approximately $200,000 for the nine months ended September 30, 2002, as compared to the corresponding periods in 2001, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fee to related parties decreased by approximately $10,000 and $20,000 for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due to a reduction in the mortgage base, as previously discussed.

     General and administrative expenses decreased by approximately $10,000 for the three and nine months ended September 30, 2002, as compared to the corresponding periods in 2001. These decreases are primarily due to a decrease in overhead costs due to the reduction in mortgage base and little activity related to the mortgage portfolio, which was partially offset by an increase in the costs associated with limited partner level tax reporting as a result of the new Internal Revenue Service electronic filing requirements for large partnerships.

     Gains on mortgage dispositions decreased by approximately $537,000 for the nine months ended September 30, 2002, as compared to the corresponding period in 2001. During the nine months ended September 30, 2002, the Partnership recognized gains of approximately $116,000 from the prepayment of the mortgages on Hickory Tree Apartments and Southampton Apartments and an additional gain of approximately $26,000 from the disposition of The Villas, a delinquent mortgage coinsured by a third party. During the nine months ended September 30, 2001, the Partnership recognized a gain of approximately $679,000 from the disposition of St. Charles Place-Phase II, a delinquent mortgage coinsured by a third party.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the nine months ended September 30, 2002 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal received from Insured Mortgages. Although Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased by approximately $777,000 for the nine months ended September 30, 2002, as compared to the corresponding period in 2001. This decrease is primarily the result of a decrease in mortgage investment income and interest and other income, as previously discussed, and a smaller decrease in receivables and other assets. The larger 2001 decrease in receivables and other assets is due to the receipt of principal and interest payments on a delinquent mortgage.

     Net cash provided by investing activities increased by approximately $2.9 million for the nine months ended September 30, 2002, as compared to the corresponding period in 2001, primarily due to an increase in proceeds received from mortgage dispositions. This increase was slightly offset by a decrease in proceeds received from redemption of debentures.

     Net cash used in financing activities decreased by approximately $12.9 million for the nine months ended September 30, 2002, as compared to the corresponding period in 2001, due to a decrease in the amount of distributions paid to the Partnership's partners in the first nine months of 2002 compared to the same period in 2001.

PART I.   FINANCIAL INFORMATION
ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market. The Partnership will experience fluctuations in the market value of its assets related to (i) changes in the interest rates of U.S. Treasury securities, (ii) changes in the spread between the interest rates on U.S. Treasury securities and the interest rates on the Partnership's Insured Mortgages, and (iii) changes in the weighted average life of the Insured Mortgages, determined by reviewing the attributes of the Insured Mortgages in relation to the current market interest rates. The weighted average life of the Insured Mortgages decreased as of September 30, 2002 compared to December 31, 2001, due to the lower market interest rates, which may imply faster prepayment rates, and other attributes of the Partnership's Insured Mortgages.

     The General Partner has determined that there has not been a material change as of September 30, 2002, in market risk from December 31, 2001 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2001.


ITEM 4.   CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing this Quarterly Report on form 10-Q, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner's management, including the Chairman of the Board (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the General Partner's CEO and CFO concluded that its disclosure controls and procedures are effective and timely in alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings. There were no significant changes in the General Partner's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION
ITEM 5.   OTHER INFORMATION

     Section 10(A)(i)(2) of the Securities Exchange Act of 1934, as amended, requires issuers to disclose the approval by an audit committee of the issuer of a non-audit service to be performed by the auditor of the issuer. On August 14, 2002, the Audit Committee of the Board of Directors of the General Partner's parent, CRIIMI MAE Inc., subject to any rules that may be adopted by the Public Accounting Oversight Board, approved the engagement of Ernst & Young LLP, the Partnership's auditor, to provide tax services to the Partnership during the fiscal year ending December 31, 2002.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

            Exhibit No.                               Purpose
            -----------                               -------

               99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                     AMERICAN INSURED MORTGAGE
                                     INVESTORS L.P. - SERIES 86
                                     (Registrant)

                                     By: CRIIMI, Inc.
                                         General Partner


November 13, 2002                    /s/ Cynthia O. Azzara
-----------------                    -------------------------------------------
Date                                 Cynthia O. Azzara
                                     Senior Vice President, Principal Accounting
                                       Officer and Chief Financial Officer

                                  CERTIFICATION

I, William B. Dockser, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Insured Mortgage Investors L.P. - Series 86;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       AMERICAN INSURED MORTGAGE
                                       INVESTORS L.P. - SERIES 86
                                       (Registrant)
                                       By: CRIIMI, Inc.
                                           General Partner

Date: November 13, 2002                /s/ William B. Dockser
      -----------------                -----------------------------------------
                                       William B. Dockser
                                       Chairman of the Board and Chief Executive
                                         Officer

                                  CERTIFICATION

I, Cynthia O. Azzara, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Insured Mortgage Investors L.P. - Series 86;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     AMERICAN INSURED MORTGAGE
                                     INVESTORS L.P. - SERIES 86
                                     (Registrant)
                                     By: CRIIMI, Inc.
                                         General Partner

Date: November 13, 2002              /s/ Cynthia O. Azzara
      -----------------              -------------------------------------------
                                     Cynthia O. Azzara
                                     Senior Vice President, Principal Accounting
                                       Officer and Chief Financial Officer