Form 10-K
period 2002-12-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 2003-03-24
CIK 784014

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

For the fiscal year ended December 31, 2002       Commission file number 1-12704

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-2943272
-------------------------------                               ----------------
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

                      ------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
       Title of each class                             which registered
----------------------------------             ---------------------------------
   Depositary Units of Limited                      American Stock Exchange
      Partnership Interest

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                      ------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     As of December 31, 2002, 9,576,290 depositary units of limited partnership interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant, based on the last reported sale price on June 28, 2002, was $29,780,707.

                       Documents incorporated by Reference

                                      None

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                         2002 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
                                     PART I

Item 1.           Business.......................................................................        3
Item 2.           Properties.....................................................................        5
Item 3.           Legal Proceedings..............................................................        5
Item 4.           Submission of Matters to a Vote of Security Holders............................        5


                                     PART II

Item 5.           Market for Registrant's Securities and Related Security Holder Matters.........        6
Item 6.           Selected Financial Data........................................................        7
Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                     of Operations...............................................................        8
Item 7A.          Qualitative and Quantitative Disclosures About Market Risk.....................       12
Item 8.           Financial Statements and Supplementary Data....................................       13
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure........................................................       13


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.............................       14
Item 11.          Executive Compensation.........................................................       16
Item 12.          Security Ownership of Certain Beneficial Owners, Management and
                    Related Unitholder Matters...................................................       16
Item 13.          Certain Relationships and Related Transactions.................................       17
Item 14.          Controls and Procedures........................................................       17

                                     PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K................       18

Signatures        ...............................................................................       20

Certifications    ...............................................................................       21

                                     PART I

ITEM 1.   BUSINESS


FORWARD-LOOKING STATEMENTS. When used in this Annual Report on Form 10-K, the words "believe," "anticipate," "expect," "contemplate," "may," "will," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in prior and future filings by the Partnership (defined below) with the Securities and Exchange Commission ("SEC") including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv)
prepayment of mortgages, (v) defaulted mortgages, (vi) errors in servicing defaulted mortgages and (vii) sales of mortgage investments below fair market value. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Development and Description of Business
---------------------------------------

     American Insured Mortgage Investors L.P. - Series 86 (the "Partnership") was formed pursuant to a limited partnership agreement ("Partnership Agreement") under the Uniform Limited Partnership Act of the state of Delaware on October 31, 1985. During the period from May 2, 1986 (the initial closing date of the Partnership's public offering) through June 6, 1987 (the termination date of the offering), the Partnership, pursuant to its public offering of 9,576,165 Depository Units of limited partnership interest ("Units"), raised a total of $191,523,300 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 units of limited partnership interest in exchange therefor.


     CRIIMI, Inc., a wholly-owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"), acts as the General Partner (the "General Partner") for the Partnership and holds a partnership interest of 4.9%. The General Partner provides management and administrative services on behalf of the Partnership. AIM Acquisition Partners L.P. serves as the advisor (the "Advisor") to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., a subsidiary of CRIIMI MAE, over which CRIIMI MAE exercises 100% voting control. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Pursuant to the terms of certain origination and acquisition services, management services and disposition services agreements between the Advisor and the Partnership (collectively the "Advisory Agreements"), the Advisor renders services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services are subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the

General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership (collectively the "Consent Rights"). The Advisor is permitted and has delegated the performance of services to CRIIMI MAE Services Limited Partnership ("CMSLP"), a subsidiary of CRIIMI MAE, pursuant to a sub-management agreement (the "Sub-Advisory Agreement"). The general partner and limited partner of CMSLP are wholly-owned subsidiaries of CRIIMI MAE. The delegation of such services by the Advisor to CMSLP does not relieve the Advisor of its obligation to perform such services. Furthermore, the Advisor has retained its Consent Rights.

     The General Partner also serves as the General Partner for American Insured Mortgage Investors ("AIM 84"), American Insured Mortgage Investors - Series 85, L.P. ("AIM 85") and American Insured Mortgage Investors L.P. - Series 88 ("AIM 88") and owns general partner interests therein of 2.9%, 3.9% and 4.9%, respectively. The Partnership, AIM 84, AIM 85 and AIM 88 are collectively referred to as the "AIM Limited Partnerships".

     Prior to December 1994, the Partnership was engaged in the business of originating government insured mortgage loans ("Originated Insured Mortgages") and acquiring government insured mortgage loans ("Acquired Insured Mortgages" and, together with Originated Insured Mortgages, referred to herein as "Insured Mortgages"). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act of 1937, as amended (the "National Housing Act"). The Partnership Agreement states that the Partnership will terminate on December 31, 2020, unless terminated earlier under the provisions thereof. The Partnership is required, pursuant to the Partnership Agreement, to dispose of its assets prior to this date.

     Additional information concerning the business of the Partnership is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 5 and 6 of the Notes to Financial Statements (filed in response to Item 8 hereof), all of which are incorporated by reference herein. See also Schedule IV-Mortgage Loans on Real Estate, for the table of the Partnership's investments in Insured Mortgages (as defined below), as of December 31, 2002, which is hereby incorporated by reference herein.

Employees and Management of the Partnership
-------------------------------------------

     The Partnership has no employees. The business of the Partnership is managed by its General Partner while its portfolio of mortgages is managed by the Advisor and CMSLP pursuant to the Advisory Agreements and Sub-Advisory Agreement, respectively, as discussed above. A wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc., provides personnel and administrative services to the Partnership on behalf of the General Partner. The Partnership reimburses CRIIMI MAE Management, Inc. for these services on an actual cost basis pursuant to the terms of the Partnership Agreement.

     The fee paid by the Partnership to the Advisor for services performed under the Advisory Agreements (the "Advisory Fee"), is equal to 0.75% of the Partnership's Total Invested Assets (as defined in the Partnership Agreement). The Advisor pays CMSLP, as sub-advisor, a fee of 0.28% (the "Sub-Advisory Fee") of Total Invested Assets for services performed under the Sub-Advisory Agreement from its Advisory Fee. The Partnership is not liable for paying the Sub-Advisory Fee to CMSLP. Additional information concerning these fees is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 7 of the Notes to Financial Statements (filed in response to Item 8 hereof), all of which are incorporated by reference herein.

Competition
-----------

     The Partnership's business consists of holding government insured mortgage investments primarily on multifamily housing properties, and distributing the payments of  principal  and  interest on such  mortgage  investments,  including debentures issued by the United States Department of Housing and Urban Development ("HUD") in exchange for such mortgages, to the holders of its depository units of limited partnership interests ("Unitholders"). The Partnership may elect to dispose of its mortgage investments through a sale to third parties. In disposing of mortgage investments, the Partnership competes with private investors, mortgage banking companies, mortgage brokers, state and local government agencies, lending institutions, trust funds, pension funds, and other entities, some with similar objectives to those of the Partnership and some of which are or may be affiliates of the Partnership, its General Partner, the Advisor, CMSLP or their respective affiliates. Some of these entities may have substantially greater capital resources and experience in disposing of mortgages investments than the Partnership.

     CRIIMI MAE and its affiliates also may serve as general partners or managers of real estate limited partnerships, real estate investment trusts or other similar entities in the future. The Partnership may attempt to dispose of mortgages at or about the same time that CRIIMI MAE, one or more of the other AIM Limited Partnerships and/or other entities managed by CRIIMI MAE or its affiliates, or the Advisor or its affiliates, are attempting to dispose of mortgages. As a result of market conditions that could have the effect of limiting the number of mortgage dispositions or adversely affecting the proceeds received from such dispositions, CMSLP, the General Partner and the Advisor and their affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of and at which price. CMSLP, the General Partner and the Advisor, however, are required to exercise their fiduciary duties of good faith, care and loyalty when evaluating the appropriate action to be taken when faced with such conflicts.


ITEM 2.   PROPERTIES

     The Partnership does not own any properties. Generally, the mortgages underlying the Partnership's mortgage investments are primarily non-recourse first liens on multifamily residential developments or retirement homes.


ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Partnership is a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Partnership's Unitholders during the fourth quarter of 2002.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
          HOLDER MATTERS

Principal Market and Market Price for Units
-------------------------------------------

     The depository units of Limited Partnership interests ("Limited Partnership Units") are listed for trading on the American Stock Exchange ("AMEX") under the trading symbol of "AIJ." The high and low trade prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 2002 and 2001 were as follows:

                                                                                  Amount of
                                                         2002                   Distribution
   Quarter Ended                                 High              Low            Per Unit
   -------------                                 ----              ---            --------
   March 31                                  $   3.66          $   3.40           $ 0.270
   June 30                                       3.53              3.10             0.390
   September 30                                  3.28              2.81             0.060
   December 31                                   3.33              2.97             0.150
                                                                                  -------
                                                                                  $ 0.870
                                                                                  =======

                                                                                  Amount of
                                                         2001                   Distribution
   Quarter Ended                                 High              Low            Per Unit
   -------------                                 ----              ---            --------
   March 31                                  $   3.88          $   3.25           $ 0.800
   June 30                                       3.56              3.20             0.105
   September 30                                  3.61              3.31             0.075
   December 31                                   4.00              3.36             0.065
                                                                                  -------
                                                                                  $ 1.045
                                                                                  =======

     Detailed information regarding quarterly distributions is contained in Note 8 of the Notes to Financial Statements (filed in response to Item 8 hereof) incorporated by reference herein.

     There are no material legal restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Partnership's Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested, by the General Partner, prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions,
(3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages, the timing of receipt of debentures, the interest rate on debentures and debenture redemptions, and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     As of December 31, 2002, there were approximately 7,500 Unitholders.

     The Partnership has no compensation plans or individual compensation arrangements under which equity securities of the Partnership are authorized for issuance.

ITEM 6.    SELECTED FINANCIAL DATA
           (Dollars in thousands, except per Unit amounts)

                                                       For the Years Ended December 31,
                                             2002         2001         2000         1999         1998
                                             ----         ----         ----         ----         ----
Income                                  $    2,453   $    3,034   $    3,134    $   3,911    $   6,058

Net gain on mortgage dispositions              190          518        4,753          597          437

Net earnings                                 2,145        2,993        7,245        3,631        5,373

Net earnings per Limited
  Partnership Unit - Basic (1)          $    0.210   $    0.300   $    0.720    $   0.360    $   0.530

Distributions per Limited
  Partnership Unit (1)(2)               $    0.870   $    1.045   $    1.345    $   4.730    $   2.170


                                                                  As of December 31,
                                             2002         2001         2000          1999        1998
                                             ----         ----         ----          ----        ----

Total assets                            $   32,772   $   37,520   $   55,785    $  70,796    $  97,126

Partners' equity                            31,190       36,733       44,529       49,981       94,878

(1) Calculated based upon the weighted average number of Limited Partnership Units outstanding.

(2) Includes distributions due the Unitholders for the Partnership's fiscal years ended December 31, 2002, 2001, 2000, 1999 and 1998, which were partially paid subsequent to year end. See Notes 7 and 8 of the Notes to Financial Statements of the Partnership.


     The selected income statement data presented above for the years ended December 31, 2002, 2001 and 2000, and the selected balance sheet data as of December 31, 2002 and 2001, are derived from, and are qualified by, reference to the Partnership's financial statements, which are included elsewhere in this Form 10-K. The selected income statement data for the years ended December 31, 1999 and 1998, and the selected balance sheet data as of December 31, 2000, 1999 and 1998 are derived from audited financial statements not included as part of this Annual Report on Form 10-K. This data should be read in conjunction with the financial statements and the notes thereto.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following discussion and analysis contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in Item 1 of this Annual Report on Form 10-K that could cause actual results to differ materially.

Mortgage Investments
--------------------

     As of December 31, 2002, the Partnership had invested in 9 Insured Mortgages, with an aggregate amortized cost of approximately $28.9 million, a face value of approximately $28.6 million and a fair value of approximately $29.0 million, as discussed below.

     The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to the Federal Housing Administration ("FHA") Programs ("FHA-Insured Certificates"), mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") ("GNMA Mortgage-Backed Securities") and FHA-insured mortgage loans ("FHA-Insured Loans"). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities, and FHA-Insured Loans are primarily non-recourse first liens on multifamily residential developments or retirement homes.

     Listed below is the Partnership's aggregate investment in Insured Mortgages as of December 31, 2002 and 2001:

                                                                            December 31,
                                                                      2002                     2001
                                                                      ----                     ----
Originated Mortgage:
  Number of Mortgages                                                     1                        1
  Amortized Cost                                               $  4,110,655             $  4,158,218
  Face Value                                                      3,970,042                4,012,925
  Fair Value                                                      3,973,235                4,031,098

Acquired Mortgages:
  Number of
    GNMA Mortgage-Backed Securities (2)(4)                                7                        9
    FHA-Insured Certificates (1)                                          1                        2
    FHA-Insured Loan (3)                                                  -                        1
  Amortized Cost                                               $ 24,763,081             $ 32,954,653
  Face Value                                                     24,642,829               32,891,701
  Fair Value                                                     25,038,234               32,165,487

(1) In January 2002, the Southampton Apartments mortgage was prepaid. The Partnership received net proceeds of approximately $1.9 million and recognized a gain of approximately $30,000 for the year ended December 31, 2002. A distribution of approximately $0.19 per Unit related to the prepayment of this mortgage was declared in January 2002 and paid in May 2002.
(2)  In May  2002,  the  Hickory  Tree  Apartments  mortgage  was  prepaid.  The
     Partnership received net proceeds of approximately $3.3 million and recognized a gain of approximately $86,000 for the year ended December 31, 2002. A distribution of approximately $0.33 per Unit related to the prepayment of this mortgage was declared in June 2002 and paid in August 2002.
(3) In November 2002, the Winburn Square mortgage was prepaid. The Partnership received net proceeds of approximately $945,000 and recognized a gain of approximately $4,000 for the year ended December 31, 2002. A distribution of approximately $0.09 per Unit related to the prepayment of this mortgage was declared in December 2002 and paid in February 2003.
(4)  In December  2002,  the  Sunflower  Apartments  mortgage was  prepaid.  The
     Partnership received net proceeds of approximately $1.7 million and recognized a gain of approximately $44,000 for the year ended December 31, 2002. A distribution of approximately $0.17 per Unit related to the prepayment of this mortgage was declared in January 2003 and is expected to be paid in May 2003.

     As of March 1, 2003, all of the Partnership's Insured Mortgages are current with respect to the payment of principal and interest.

     In addition to base interest payments from Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as "Participations"). During the years ended December 31, 2002, 2001 and 2000, the Partnership received additional interest of $8,718, $29,162, and $16,844, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of income and comprehensive income.

Results of Operations
---------------------

2002 compared to 2001
---------------------

     Net earnings decreased by approximately $848,000 for 2002 as compared to 2001, primarily due to a decrease in mortgage investment income and gain on mortgage dispositions, partially offset by a decrease in loss on mortgage disposition, as discussed below.

     Mortgage investment income decreased by approximately $377,000 for 2002 as compared to 2001, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of four mortgage prepayments with an aggregate principal balance of approximately $7.9 million, representing an approximate 21% decrease in the aggregate principal balance of the total mortgage portfolio since December 2001.

     Interest and other income decreased by approximately $204,000 for 2002 as compared to 2001, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders and due to a decrease in the short-term interest rates.

     Asset management fees to related parties decreased by approximately $31,000 for 2002 as compared to 2001, primarily due to a reduction in the mortgage base, as previously discussed.

     General and administrative expenses decreased by approximately $30,000 for 2002 as compared to 2001, primarily due to a decrease in professional fees and master service fees, as a result of the decrease in the mortgage base.

     Gain on mortgage dispositions decreased by approximately $489,000 for 2002 as compared to 2001. During 2002, the Partnership recognized gains of approximately $164,000 from the prepayment of four mortgages, as previously discussed, and an additional gain of approximately $26,000 from the disposition of a delinquent mortgage coinsured by an unaffiliated third party. During 2001, the Partnership recognized a gain of approximately $679,000 from the disposition of St. Charles Place-Phase II, a delinquent mortgage coinsured by an unaffiliated third party, the Patrician Mortgage Company ("Patrician"), under the HUD coinsurance program.

     Loss on mortgage disposition decreased by approximately $161,000 for 2002 as compared to 2001. During 2001, the Partnership recognized a loss due to the settlement of the litigation on the mortgage on Argyle Place, as discussed below. There were no losses recognized in 2002.

2001 compared to 2000
---------------------

     Net earnings decreased by approximately $4.3 million for 2001 as compared to 2000, primarily due to a decrease in gain on mortgage dispositions, as discussed below.

     Interest and other income decreased by approximately $79,000 for 2001 as compared to 2000, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fees to related parties decreased by approximately $75,000 for 2001 as compared to 2000, due to the disposition of the coinsured mortgages in the fourth quarter of 2000 and the first quarter of 2001.

     General and administrative expenses increased by approximately $37,000 for 2001 as compared to 2000, primarily due to a decrease in the expense reimbursement from Integrated Funding, Inc. ("IFI"), partially offset by a decrease in other general and administrative expenses. The decrease in the expense reimbursement from IFI is a result of the amendment to the IFI reimbursement agreement, which was revised to exclude the Partnership, as of December 31, 2000.

     Interest expense to affiliate decreased by approximately $46,000 for 2001 as compared to 2000. This decrease was due to the cancellation of the note payable to affiliate as of December 31, 2000.

     Gain on mortgage dispositions decreased by approximately $4.1 million for 2001 as compared to 2000. During 2001, the Partnership recognized a gain of approximately $679,000 from the disposition of St. Charles Place-Phase II, a delinquent mortgage that was coinsured by an unaffiliated third party, Patrician, under the HUD coinsurance program. During 2000, the Partnership recognized a gain of approximately $3.4 million on the disposition of The
Villas,  a delinquent  mortgage  that was  co-insured by an  unaffiliated  third
party,   Patrician.   In  addition,   the  Partnership   recognized  a  gain  of
approximately $1.3 million on the sale of an Asset Held for Sale under Coinsurance Program, Spring Lake Village.

     Loss on mortgage dispositions increased by approximately $161,000 for 2001 as compared to 2000. During 2001, the Partnership recognized a loss due to the settlement of the litigation on the mortgage on Argyle Place, as discussed below. There were no losses recognized in 2000.

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

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages plus cash receipts from interest on short-term investments, are the Partnership's principal source of cash flow, and were sufficient for the years ended December 31, 2002, 2001 and 2000. The Partnership anticipates its cash flows to be sufficient to meet operating expense requirements for 2003.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Partnership's Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages, the timing of receipt of debentures, the interest rate on debentures and debenture redemptions, and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Since the Partnership is obligated to distribute the proceeds of mortgage prepayments, sales and insurance on Insured Mortgages (as defined in the Partnership Agreement) to its Unitholders, the size of the Partnership's portfolio will continue to decrease. The magnitude of the decrease will depend upon the size of the Insured Mortgages which are prepaid, sold or assigned for insurance proceeds.

Cash flow - 2002 compared to 2001
---------------------------------

     Net cash provided by operating activities decreased by approximately $753,000 in 2002 as compared to 2001, primarily due to a decrease in mortgage investment income and interest and other income, as previously discussed, and due to the receipt of interest in 2001 from a previously delinquent mortgage.

     Net cash provided by investing activities increased by approximately $5.6 million in 2002 as compared to 2001, primarily due to an increase in proceeds received from mortgage dispositions.

     Net cash used in financing activities decreased by approximately $13.1 million in 2002 as compared to 2001, due to a reduction in the amount of distributions paid to partners in 2002.

Cash flow - 2001 compared to 2000
---------------------------------

     Net  cash   provided  by  operating   activities   decreased   slightly  by
approximately $87,000 in 2001 as compared to 2000.

     Net cash provided by investing activities decreased by approximately $12.2 million in 2001 as compared to 2000, primarily due to a decrease in proceeds received from the disposition of previously delinquent coinsured mortgages.

     Net cash used in financing activities decreased by approximately $1.5 million in 2001 as compared to 2000, due to a reduction in the amount of distributions paid to partners in 2001.

Critical Accounting Policies
----------------------------

     The Partnership's significant accounting polices are described in Note 2 to the Financial Statements. The Partnership believes its most critical accounting policy (a critical accounting policy being one that is both very important to the portrayal of the Partnership's financial condition and results of operations and requires management's most difficult, subjective, or complex judgments) is the determination of fair value of Insured Mortgages.

- Fair Value of Insured Mortgages - The Partnership estimates the fair value of its Insured Mortgages internally. The Partnership uses a discounted cash flow methodology to estimate the fair value. This requires the Partnership to make certain estimates regarding discount rates and expected prepayments. The cash flows were discounted using a discount rate that, in the Partnership's view, was commensurate with the market's perception of risk and value. The Partnership used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, and (ii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities. Increases in the discount rate used by the Partnership would generally result in a corresponding decrease in the fair value of the Partnership's insured mortgages. Decreases in the discount rate used by the Partnership would generally result in a corresponding increase in the fair value of the Partnership's insured mortgages. The Partnership also makes certain assumptions regarding the prepayment speeds of its Insured Mortgages. In a low interest rate environment, mortgages are more likely to prepay even if the mortgage contains prepayment penalties. In general, if the Partnership increases its assumed prepayment speed, the fair value of the Insured
     Mortgages will decrease. If the Partnership decreases its assumed prepayment speed, the fair value of the Insured Mortgages will increase.

Recent Accounting Pronouncements
--------------------------------

     In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Partnership does not expect the adoption of FIN No. 46 to have a material effect on its financial position or results of operations.


ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market. The Partnership will experience fluctuations in the market value of its assets related to (i) changes in the interest rates of U.S. Treasury securities, (ii) changes in the spread between the interest rates on U.S. Treasury securities and the interest rates on the Partnership's Insured Mortgages, and (iii) changes in the weighted average life of the Insured Mortgages, determined by reviewing the attributes of the Insured Mortgages in relation to the current market interest rates. The weighted average life of the Insured Mortgages decreased as of December 31, 2002 compared to December 31, 2001, due to the lower market interest rates, which may imply faster prepayment rates, and other attributes of the Partnership's Insured Mortgages.

    The  Partnership   has  changed  its  method  of  presenting   market  risk
disclosures from those disclosures presented in the December 31, 2001 Annual Report on Form 10-K. The Partnership believes that the market risk disclosures presented below provide more meaningful information to its Unitholders in assessing the affect of changes in interest rates on the values of its assets.

     As of December 31, 2002, the weighted average life of the U.S. Treasury securities that were used to value the insured mortgage securities were shorter than those used at December 31, 2001 due to lower market interest rates and other loan attributes of the underlying insured mortgage securities, which made the likelihood of the mortgage assets prepaying greater than the previous year. If the Partnership assumed that the discount rate used to determine the fair values of its insured mortgage securities increased by 100 basis points and 200 basis points, the increase in the discount rate would have resulted in a corresponding decrease in the fair values of its insured mortgage securities by approximately $103,000 (or 0.4%) and approximately $205,000 (or 0.7%), respectively, as of December 31, 2002. A 100 basis point and 200 basis point increase in the discount rate would have resulted in a corresponding decrease in the fair values of the Partnership's insured mortgage securities by approximately $1.5 million (or 4.2%) and approximately $2.9 million (or 8.1%), respectively, as of December 31, 2001.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is set forth in this Annual Report on Form 10-K commencing on page 23.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On May 8, 2002, the Board of Directors of the General Partner of the Partnership dismissed Arthur Andersen LLP ("Arthur Andersen") as the
Partnership's independent auditors. Arthur Andersen had served as the Partnership's independent accountants since 1991.

     Arthur Andersen's reports on the Partnership's financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

     During each of the Partnership's two most recent fiscal years and through the date of Arthur Andersen's dismissal, there were: (i) no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Partnership's financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     The Partnership has provided Arthur Andersen with a copy of the foregoing disclosure. The Partnership requested Arthur Andersen to furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of that letter dated May 9, 2002 was filed as Exhibit 16 to the Form 8-K filed with the SEC by the Partnership on May 10, 2002.

     On June 5, 2002, the General Partner of the Partnership appointed Ernst & Young LLP to audit the Partnership's financial statements for the year ending December 31, 2002. During the years ended December 31, 2001 and 2000 and the subsequent interim period through June 5, 2002, neither the Partnership nor anyone on its behalf consulted Ernst & Young LLP with respect to the application of accounting principles to a specified transaction either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements or any other matters or reportable events listed in Items 304(a)(2)(1) and (11) of Regulation S-K.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no executive officers or directors. The Partnership does not directly employ any persons responsible for managing or operating the Partnership or for providing services relating to day to day business affairs. The affairs of the Partnership are managed by its General Partner, CRIIMI, Inc. a wholly-owned subsidiary of CRIIMI MAE, a corporation whose shares are listed on the New York Stock Exchange. CRIIMI, Inc. holds a general partnership interest of 4.9%.

     The business of the Partnership is managed by its General Partner while its portfolio of mortgages is managed by the Advisor and CMSLP pursuant to the Advisory Agreements and Sub-Advisory Agreement, respectively, as discussed above. A wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc., provides personnel and administrative services to the Partnership on behalf of the General Partner.

     The General Partner is also the general partner of AIM 84, AIM 85 and AIM 88, limited partnerships with investment objectives similar to those of the Partnership.

     The Board of Directors of the General Partner has established a committee (the "Audit Committee") consisting of independent directors (as defined in Section 121 of the AMEX listing standards.) The Audit Committee of the General Partner has appointed Ernst & Young LLP as the Partnership's independent public accountants for the fiscal year ending December 31, 2003, such appointment to continue at the discretion of the Audit Committee.

     All directors of the General Partner are elected annually by CRIIMI MAE. All executive officers serve at the discretion of the General Partner. There are no family relationships among any directors or executive officers of the General Partner.

     The following table sets forth information concerning the executive officers and the directors of the General Partner as of March 5, 2003:

Name                                        Age                  Position
----                                        ---                  --------
Barry S. Blattman                           40                   Chairman of the Board of Directors,
                                                                   President and Chief Executive Officer

David B. Iannarone                          42                   Executive Vice President,
                                                                   Chief Operating Officer and a Director

Cynthia O. Azzara                           43                   Senior Vice President, Chief Financial
                                                                     Officer and Treasurer

Craig M. Lieberman                          41                   Senior Vice President and
                                                                   Chief Portfolio Risk Officer

Brian L. Hanson                             41                   Senior Vice President

John R. Cooper                              55                   Director

Robert J. Merrick                           57                   Director

Robert E. Woods                             55                   Director


     Barry S. Blattman has been Chairman of the Board of Directors, Chief Executive Officer and President of the General Partner since January 23, 2003. Mr. Blattman is the Managing Partner of Brascan Real Estate Financial Partners. From 1996 until the end of 2001, Mr. Blattman was a Managing Director of Real Estate Investment Banking at Merrill Lynch.

     David B. Iannarone has served as Chief Operating Officer and Director of the General Partner since January 2003 and Executive Vice President of the General Partner since December 2000, as Senior Vice President and General Counsel of the General Partner from March 1998 to December 2000; and as Vice President and General Counsel of the General Partner from July 1996 to March 1998.

     Cynthia O. Azzara has served as Chief Financial Officer of the General Partner since 1994, as Senior Vice President of the General Partner since 1995 and Treasurer of the General Partner since 1997.

     Craig M. Lieberman has served as Senior Vice President and Chief Portfolio Risk Officer of the General Partner since February 2003. From 2001 to January 2003, Mr. Lieberman was a managing partner for Quantico Partners. From 1998 to 2001, Mr. Lieberman served as the Director of Commercial Mortgage-Backed Securitization for First Union Securities. From 1996 to 1998 Mr. Lieberman practiced as both a partner and counsel in the law firm of Kilpatrick & Stockton, LLP.

     Brian L. Hanson has served as Senior Vice President of the General Partner since March 1998; and as Group Vice President of the General Partner from March 1996 to March 1998.

     John R. Cooper has served as Director of the General Partner since April 2001. Mr. Cooper was Senior Vice President, Finance, of PG&E National Energy Group, Inc. until February 2003. He had been with PG&E National Energy Group, Inc. and its predecessor, U.S. Generating Company, since its inception in 1989.

     Robert J. Merrick has served as Director of the General Partner since 1997. Mr. Merrick has served as Chief Credit Officer and Director of MCG Capital Corporation since February 1998; Executive Vice President from 1985 and Chief Credit Officer of Signet Banking Corporation through 1997. While at Signet, Mr. Merrick also served as Chairman of the Credit Policy Committee and member of the Asset and Liability Committee and the Management Committee.

     Robert E. Woods has served as Director of the General Partner since 1998. Mr. Woods has served as Managing Director and Head of Loan Syndications for the Americas at Societe Generale, New York since 1997; Managing Director, Head of Real Estate Capital Markets and Mortgage-Backed Securities division at Citicorp from 1991 to 1997.

Section 16(a) Beneficial Ownership Reporting Compliance - Section 16 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires each director and executive officer of the General Partner and each person who owns more than 10% of the Partnership's Units to report to the SEC by a specified date, his, her or its beneficial ownership of, and certain transactions in the Partnership's Units. Based solely on its review of Forms 3, 4 and 5 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5's were required for those persons, the Partnership believes that all directors, executive officers and beneficial owners of more than 10% of the Partnership's Units have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership does not have any directors or executive officers. The Partnership does not directly employ any persons responsible for managing or operating the Partnership or for providing services relating to day to day business affairs. The General Partner provides such services for the Partnership. None of the directors or executive officers of the General Partner, however, received compensation from the Partnership, and the General Partner does not receive reimbursement from the Partnership for any portion of their salaries or other compensation. The Partnership's portfolio of mortgages is managed by the Advisor and CMSLP pursuant to the Advisory Agreements and Sub-Advisory Agreement, respectively, as discussed above. A wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc. provides personnel and administrative services to the Partnership on behalf of the General Partner. The Partnership reimburses CRIIMI MAE Management, Inc. for these services on an actual cost basis.

     The fee paid by the Partnership to the Advisor for services performed under the Advisory Agreements (the "Advisory Fee"), is equal to 0.75% of the Partnership's Total Invested Assets (as defined in the Partnership Agreement). The Advisor pays CMSLP as sub-advisor a fee of 0.28% (the "Sub-Advisory Fee") of Total Invested Assets for services performed under the Sub-Advisory Agreement from its Advisory Fee. The Partnership is not liable for paying the Sub-Advisory Fee to CMSLP. Additional information concerning these fees is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 7 of the Notes to Financial Statements (filed in response to Item 8 hereof), all of which are incorporated by reference herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED UNITHOLDER MATTERS

The Partnership does not provide for equity compensation plans.

(a) The following table sets forth certain information regarding the beneficial ownership of Units as of March 5, 2003, by holders of more than five percent (5%) of the Partnership's Units.

                                                                         Number of          Percent of
Name                             Address                                   Units              Class
----                             -------                               -------------      -------------
Private Management               20 Corporate Park                      606,980                6.3%
Group, Inc. *                    Suite 400
                                 Irvine, CA 92606

Financial and Investment         417 St. Joseph Street
Management Group, Ltd. *         P.O. Box 40
                                 Suttins Bay, MI 49682                   530,756               5.5%

* An Investment Adviser.


(b) The following table sets forth certain information regarding the beneficial ownership of the Partnership's Units as of March 5, 2003 by each person known by the Partnership to be the beneficial owner of more than 5% of its Units, each director of the General Partner, each named executive officer of the General Partner, and by affiliates of the Partnership. Unless otherwise indicated, each Unitholder has sole voting and investment power with respect to the Units beneficially owned.

                                                  Amount and Nature
                                                      of Units                          Percentage of Units
Name                                             Beneficially Owned                          Outstanding
----                                             ------------------                  ------------------------
CRIIMI MAE                                              500                                      *
*    Less than 1%

(c) There are no arrangements known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Transactions with management and others.

          Note 7 of the Notes to Financial Statements of the Partnership's report contains a discussion of the amounts, fees and other compensation paid or accrued by the Partnership to the directors and executive officers of the General Partner and their affiliates, is hereby incorporated by reference herein.

     (b)  Certain business relationships.

          Other than as set forth in Item 11 of this Annual Report on Form 10-K which is hereby incorporated by reference herein, the Partnership has no business relationship with entities of which the current General Partner of the Partnership are officers, directors or equity owners.


ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing this Annual Report on Form 10-K, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner's management, including the General Partner's Chairman of the Board and Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the General Partner's CEO and CFO concluded that its disclosure controls and procedures are effective and timely in alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings. There were no significant changes in the General Partner's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of its most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)(1) Financial Statements:
                                                                                                Page
Description                                                                                    Number
-----------                                                                                    ------
Balance Sheets as of December 31, 2002 and 2001 ..............................................   26

Statements of Income and Comprehensive Income for the years ended December 31, 2002, 2001
and 2000 .....................................................................................   27

Statements of Changes in Partners' Equity for the years ended December 31, 2002, 2001 and 2000   28

Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 ................   29

Notes to Financial Statements ................................................................   30

     (a)(2) Financial Statement Schedules:

IV - Mortgage Loans on Real Estate ...........................................................   38

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

     10.8 Purchase Agreement among CRIIMI, Inc., AIM Acquisition, the former managing general partner, the former corporate general partner, Integrated Funding, Inc. and Integrated Resourced, Inc. dated as of December 13, 1990 and executed as of March 1, 1991, incorporated by reference to Exhibit 28(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

     10.9 Sub-Management Agreement by and between AIM Acquisition and CRI/AIM Management, Inc., dated as of March 1, 1991, incorporated by reference to Exhibit 28(e) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992.

     16.0 Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 9, 2002, regarding the General Partner's decision to change its certifying accountant, incorporated by reference to
          Exhibit 16 to the Partnership's Form 8-K filed on May 10, 2002.

     99.0 Letter to Securities and Exchange Commission from the Partnership dated March 20, 2002, regarding the representation received from Arthur Andersen LLP in performing the audit of the December 31, 2001 financial statements, incorporated by reference to Exhibit 99.0 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

     99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Barry S. Blattman, Chief Executive Officer of the General Partner (Filed herewith).

     99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Cynthia O. Azzara, Chief Financial Officer of the General Partner (Filed herewith).

     (b)  Reports on Form 8-K filed  during the last quarter of the fiscal year:
          None.

          All other items are not applicable.

                                   SIGNATURES

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barry S. Blattman, his attorney-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMERICAN INSURED MORTGAGE
                                         INVESTORS L.P. - SERIES 86 (Registrant)

                                         By:  CRIIMI, Inc.
                                              General Partner


March 19,2003                            /s/Barry S. Blattman
-------------                            -------------------------------------
DATE                                     Barry S. Blattman
                                         Chairman of the Board,
                                         Chief Executive Officer and President
                                         (Principal Executive Officer)



March 24,2003                            /s/Cynthia O. Azzara
-------------                            -------------------------------------
DATE                                     Cynthia O. Azzara
                                         Senior Vice President,
                                         Chief Financial Officer and Treasurer
                                         (Principal Accounting Officer)



March 19,2003                            /s/David B. Iannarone
-------------                            -------------------------------------
DATE                                     David B. Iannarone
                                         Executive Vice President,
                                         Chief Operating Officer and a Director



March 19,2003                            /s/John R. Cooper
-------------                            -------------------------------------
DATE                                     John R. Cooper
                                         Director



March 19,2003                            /s/Robert J. Merrick
------------                             -------------------------------------
DATE                                     Robert J. Merrick
                                         Director



March 19,2003                            /s/Robert E. Woods
------------                             -------------------------------------
DATE                                     Robert E. Woods
                                         Director

                                  CERTIFICATION

     I, Barry S. Blattman, Chairman of the Board, Chief Executive Officer and President, certify that:

     1. I have reviewed this annual report on Form 10-K of American Insured Mortgage Investors L.P. - Series 86;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   Evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           AMERICAN INSURED MORTGAGE
                                           INVESTORS L.P. - SERIES 86
                                           (Registrant)
                                           By: CRIIMI, Inc.
                                               General Partner




Date: March 19, 2003                       /s/ Barry S. Blattman
                                           ------------------------------------
                                           Barry S. Blattman
                                           Chairman of the Board,
                                           Chief Executive Officer and President

                                  CERTIFICATION

     I, Cynthia O. Azzara, Senior Vice President, Chief Financial Officer and Treasurer, certify that:

     1. I have reviewed this annual report on Form 10-K of American Insured Mortgage Investors L.P. - Series 86;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   Evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  AMERICAN INSURED MORTGAGE
                                  INVESTORS L.P. - SERIES 86
                                  (Registrant)
                                  By: CRIIMI, Inc.
                                      General Partner




Date: March 24, 2003              /s/ Cynthia O. Azzara
                                  ----------------------------------------------
                                  Cynthia O. Azzara
                                  Senior Vice President, Chief Financial Officer
                                  and Treasurer

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86



                              Financial Statements

                        as of December 31, 2002 and 2001


                             and for the Years Ended

                        December 31, 2002, 2001 and 2000

                         REPORT OF INDEPENDENT AUDITORS

Partners
American Insured Mortgage Investors L.P.-Series 86

     We have audited the accompanying balance sheet of American Insured Mortgage Investors L.P.-Series 86 (the Partnership) as of December 31, 2002, and the related statements of income and comprehensive income, changes in partners'
equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of the Partnership as of December 31, 2001, and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations and whose report dated March 4, 2002, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP
McLean, Virginia
March 14, 2003

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



/s/ Arthur Andersen LLP
Vienna, Virginia
March 4, 2002


-------------------------------------------------------------------------------
This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Partnership's filing of its Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report on Form 10-K. See exhibit 16.0 for further discussion.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                             December 31,   December 31,
                                                                2002            2001
                                                            ------------    ------------
                             ASSETS

Investment in FHA-Insured Certificates and GNMA
   Mortgage-Backed Securities, at fair value:
      Acquired insured mortgages                            $ 25,038,234    $ 31,209,550
                                                            ------------    ------------

Investment in FHA-Insured Loans, at amortized cost,
   net of unamortized discount and premium:
      Originated insured mortgages                             4,110,655       4,158,218
      Acquired insured mortgages                                       -         948,661
                                                            ------------    ------------

                                                               4,110,655       5,106,879

Cash and cash equivalents                                      3,409,202         691,264

Investment in FHA debenture                                            -         230,670

Receivables and other assets                                     214,235         281,468
                                                            ------------    ------------

      Total assets                                          $ 32,772,326    $ 37,519,831
                                                            ============    ============

                LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                       $  1,510,455    $    654,531

Accounts payable and accrued expenses                             72,313         132,157
                                                            ------------    ------------

      Total liabilities                                        1,582,768         786,688
                                                            ------------    ------------

Partners' equity:
   Limited partners' equity, 15,000,000 Units authorized,
      9,576,290 Units issued and outstanding                  38,800,534      45,091,570
   General partner's deficit                                  (7,886,129)     (7,561,985)
   Accumulated other comprehensive income (loss)                 275,153        (796,442)
                                                            ------------    ------------

      Total partners' equity                                  31,189,558      36,733,143
                                                            ------------    ------------

      Total liabilities and partners' equity                $ 32,772,326    $ 37,519,831
                                                            ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                For the years ended December 31,
                                                                              2002            2001            2000
                                                                           ----------      ----------      ----------
Income:
  Mortgage investment income                                               $2,421,986      $2,799,005      $2,820,566
  Interest and other income                                                    30,852         234,950         313,713
                                                                           ----------      ----------      ----------

                                                                            2,452,838       3,033,955       3,134,279
                                                                           ----------      ----------      ----------

Expenses:
  Asset management fee to related parties                                     268,789         300,282         374,943
  General and administrative                                                  228,524         258,301         221,394
  Interest expense to affiliate                                                     -               -          45,994
                                                                           ----------      ----------      ----------

                                                                              497,313         558,583         642,331
                                                                           ----------      ----------      ----------

Earnings before gain (loss) on mortgage
   dispositions                                                             1,955,525       2,475,372       2,491,948

Gain on mortgage dispositions                                                 189,939         678,802       4,752,954

Loss on mortgage disposition                                                        -        (161,132)              -
                                                                           ----------      ----------      ----------

     Net earnings                                                          $2,145,464      $2,993,042      $7,244,902
                                                                           ==========      ==========      ==========

Other comprehensive income (loss) - adjustment to unrealized
  gains and losses on investments in insured mortgages                      1,071,595        (266,367)        847,335
                                                                           ----------      ----------      ----------

Comprehensive income                                                       $3,217,059      $2,726,675      $8,092,237
                                                                           ==========      ==========      ==========

Net earnings allocated to:
  Limited partners - 95.1%                                                 $2,040,336      $2,846,383      $6,889,902
  General partner -   4.9%                                                    105,128         146,659         355,000
                                                                           ----------      ----------      ----------

                                                                           $2,145,464      $2,993,042      $7,244,902
                                                                           ==========      ==========      ==========

Net earnings per Limited Partnership Unit - Basic                          $     0.21      $     0.30      $     0.72
                                                                           ==========      ==========      ==========

        The accompanying notes are an integral part of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the years ended December 31, 2002, 2001, and 2000

                                                                                                  Accumulated
                                                                                                     Other              Total
                                                              General            Limited         Comprehensive        Partners'
                                                              Partner            Partners        Income (Loss)         Equity
                                                           -------------      -------------      -------------      -------------
Balance, January 1, 2000                                   $  (6,884,381)     $  58,242,654      $  (1,377,410)     $  49,980,863

Net Earnings                                                     355,000          6,889,902                  -          7,244,902

  Adjustment to unrealized gains and losses on
     investments in insured mortgages                                  -                  -            847,335            847,335
  Distributions paid or accrued of $1.345 per Unit,
     including return of capital of $0.625 per Unit             (663,644)       (12,880,110)                 -        (13,543,754)
                                                           -------------      -------------      -------------      -------------

Balance, December 31, 2000                                    (7,193,025)        52,252,446           (530,075)        44,529,346

Net Earnings                                                     146,659          2,846,383                  -          2,993,042

  Adjustment to unrealized gains and losses on
     investments in insured mortgages                                  -                  -           (266,367)          (266,367)
  Distributions paid or accrued of $1.045 per Unit,
     including return of capital of $0.745 per Unit             (515,619)       (10,007,259)                 -        (10,522,878)
                                                           -------------      -------------      -------------      -------------

Balance, December 31, 2001                                    (7,561,985)        45,091,570           (796,442)        36,733,143

Net Earnings                                                     105,128          2,040,336                  -          2,145,464

  Adjustment to unrealized gains and losses on
     investments in insured mortgages                                  -                  -          1,071,595          1,071,595

  Distributions paid or accrued of $0.87 per Unit,
     including return of capital of $0.66 per Unit              (429,272)        (8,331,372)                 -         (8,760,644)
                                                           -------------      -------------      -------------      -------------

Balance, December 31, 2002                                 $  (7,886,129)     $  38,800,534      $     275,153      $  31,189,558
                                                           =============      =============      =============      =============

Limited Partnership Units outstanding - Basic, as of
    December 31, 2002, 2001 and 2000                                              9,576,290
                                                                                  =========

                   The accompanying notes are an integral part
                         of these financial statements.

          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                        STATEMENTS OF CASH FLOWS

                                                                                           For the years ended December 31,
                                                                                      2002               2001               2000
                                                                                   ----------         ----------         ----------
Cash flows from operating activities:
   Net earnings                                                                  $  2,145,464       $  2,993,042       $  7,244,902
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Gain on mortgage dispositions                                                  (189,939)          (678,802)        (4,752,954)
      Loss on mortgage dispositions                                                         -            161,132                  -
      Changes in assets and liabilities:
         Decrease in investment in affiliate                                                -                  -              8,966
         (Decrease) increase  in accounts payable and accrued
           expenses and note payable and due to affiliate                             (59,844)             3,304            (13,615)
         Decrease in receivables and other assets                                      67,233            237,670            316,271
                                                                                 ------------       ------------       ------------

            Net cash provided by operating activities                               1,962,914          2,716,346          2,803,570
                                                                                 ------------       ------------       ------------

Cash flows from investing activities:
   Proceeds from disposition of mortgages                                           7,974,074          1,833,339         14,878,538
   Proceeds received from redemption of debentures                                    230,670            783,981                  -
   Receipt of mortgage principal from scheduled payments                              455,000            480,851            445,663
                                                                                 ------------       ------------       ------------

            Net cash provided by investing activities                               8,659,744          3,098,171         15,324,201
                                                                                 ------------       ------------       ------------

Cash flows from financing activities:
   Distributions paid to partners                                                  (7,904,720)       (20,995,372)       (22,455,443)
                                                                                 ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents                                2,717,938        (15,180,855)        (4,327,672)

Cash and cash equivalents, beginning of year                                          691,264         15,872,119         20,199,791
                                                                                 ------------       ------------       ------------

Cash and cash equivalents, end of year                                           $  3,409,202       $    691,264       $ 15,872,119
                                                                                 ============       ============       ============


Non cash investing activity:
   9.125% debentures received from HUD                                           $          -       $    230,670       $    783,981
   Receivables resulting from a previously delinquent mortgage                              -                  -            640,109

               The accompanying notes are an integral part
                     of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

     American Insured Mortgage Investors L.P. - Series 86 (the "Partnership") was formed pursuant to a limited partnership agreement ("Partnership Agreement") under the Uniform Limited Partnership Act of the state of Delaware on October 31, 1985. During the period from May 2, 1986 (the initial closing date of the Partnership's public offering) through June 6, 1987 (the termination date of the offering), the Partnership, pursuant to its public offering of 9,576,165 Depository Units of limited partnership interest ("Units"), raised a total of $191,523,300 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 units of limited partnership interest in exchange therefor.

     CRIIMI, Inc., a wholly-owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"), acts as the General Partner (the "General Partner") for the Partnership and holds a partnership interest of 4.9%. The General Partner provides management and administrative services on behalf of the Partnership. AIM Acquisition Partners L.P. serves as the advisor (the "Advisor") to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., a subsidiary of CRIIMI MAE, over which CRIIMI MAE exercises 100% voting control. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Pursuant to the terms of certain origination and acquisition services, management services and disposition services agreements between the Advisor and the Partnership (collectively the "Advisory Agreements"), the Advisor renders services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services are subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership (collectively the "Consent Rights"). The Advisor is permitted and has delegated the performance of services to CRIIMI MAE Services Limited Partnership ("CMSLP"), a subsidiary of CRIIMI MAE, pursuant to a sub-management agreement (the "Sub-Advisory Agreement"). The general partner and limited partner of CMSLP are wholly-owned subsidiaries of CRIIMI MAE. The delegation of such services by the Advisor to CMSLP does not relieve the Advisor of its obligation to perform such services. Furthermore the Advisor has retained its Consent Rights

     The General Partner also serves as the General Partner for American Insured Mortgage Investors ("AIM 84"), American Insured Mortgage Investors - Series 85, L.P. ("AIM 85") and American Insured Mortgage Investors L.P. - Series 88 ("AIM 88") and owns general partner interests therein of 2.9%, 3.9% and 4.9%, respectively. The Partnership, AIM 84, AIM 85 and AIM 88 are collectively referred to as the "AIM Limited Partnerships".

     Prior to December 1994, the Partnership was engaged in the business of originating government insured mortgage loans ("Originated Insured Mortgages") and acquiring government insured mortgage loans ("Acquired Insured Mortgages" and, together with Originated Insured Mortgages, referred to herein as "Insured Mortgages"). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act of 1937, as amended (the "National Housing Act"). The Partnership Agreement states that the Partnership will terminate on December 31, 2020, unless terminated earlier under the provisions thereof. The Partnership is required, pursuant to the Partnership Agreement, to dispose of its assets prior to this date.

2.   SIGNIFICANT ACCOUNTING POLICIES

Method of Accounting
--------------------

     The Partnership's financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment in Insured Mortgages
-------------------------------

     The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration ("FHA") programs ("FHA-Insured Certificates"), mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") ("GNMA Mortgage-Backed Securities") and FHA-insured mortgage loans ("FHA-Insured Loans"). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are primarily non-recourse first liens on multifamily residential developments or retirement homes.

     Payments of principal and interest on FHA-Insured Certificates and FHA-Insured Loans are insured by the United States Department of Housing and Urban Development ("HUD") pursuant to Title 2 of the National Housing Act. Payments of principal and interest on GNMA Mortgage-Backed Securities are guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

     As of December 31, 2002, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 24 years. However, the partnership agreement states that the Partnership will terminate in approximately 18 years, on December 31, 2020, unless terminated earlier under the provisions of the partnership agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates, the Partnership does not have the ability or intent, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be included in the available for sale category.

     In connection with this classification the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value as of December 31, 2002 and 2001, with the unrealized gains and losses on these assets reported as other comprehensive income and as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as available for sale, will be included as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as available for sale, will continue to be reported in earnings.

     As of December 31, 2002 and 2001, the Partnership's Investment in FHA-Insured Loans is recorded at amortized cost.

     The amortized cost of the GNMA Mortgage-Backed Securities, FHA-Insured Certificates and FHA-Insured Loans is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

     Mortgage investment income consists of amortization of the discount or premiums plus the stated mortgage interest payments received or accrued. The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method. The effective interest method provides a constant yield of income over the term of the mortgage.

     Gains from dispositions of mortgage investments are recognized upon the receipt of cash or debentures.

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

Cash and Cash Equivalents
-------------------------

     Cash and cash equivalents consist of money market funds and time and demand deposits with original maturities of three months or less.

Income Taxes
------------

     No provision has been made for Federal, state or local income taxes in the accompanying statements of income and comprehensive income since, as a pass-through entity, all income taxes assessed on the Partnership's income are the responsibility of its Unitholders.

Recent Accounting Pronouncements
--------------------------------

     In January 2003, the FASB issued FASB Interpretation (or FIN) No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Partnership does not expect the adoption of FIN No. 46 to have a material effect on its financial position or results of operations.

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair values of the Partnership's financial instruments are presented in accordance with GAAP which define fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. These estimated fair values, however, do not represent the liquidation value or the market value of the Partnership.


                                          As of December 31, 2002           As of December 31, 2001
                                         Amortized         Fair            Amortized         Fair
                                           Cost            Value             Cost            Value
                                           ----            -----             ----            -----
Investment in FHA-Insured
  Certificates and GNMA
  Mortgage-Backed Securities:
  Acquired Insured Mortgages            $24,763,081     $25,038,234       $32,005,992     $31,209,550
                                        ===========     ===========       ===========     ===========

Investment in FHA-Insured
  Loans:
  Originated Insured Mortgages          $ 4,110,655     $ 3,973,235       $ 4,158,218     $ 4,031,098
  Acquired Insured Mortgage                       -               -           948,661         955,937
                                        -----------     -----------       -----------     -----------

                                        $ 4,110,655     $ 3,973,235       $ 5,106,879     $ 4,987,035
                                        ===========     ===========       ===========     ===========

Cash and cash equivalents               $ 3,409,202     $ 3,409,202       $   691,264     $   691,264

Investment in FHA debenture             $         -     $         -       $   230,670     $   230,670

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Investment in FHA-Insured Certificates,
GNMA Mortgage-Backed Securities, FHA-Insured Loans and FHA debenture
--------------------------------------------------------------------

     The fair values of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are priced internally. The Partnership used a discounted cash flow methodology to estimate the fair values; the cash flows were discounted using a discount rate that, in the Partnership's view, was commensurate with the market's perception of risk and value. The Partnership used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, and (ii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities. The fair value of a debenture is based upon the prices of other comparable securities that trade in the market. The fair value of a debenture with a short term call from HUD is equal to its face value.

Cash and cash equivalents
-------------------------

     The carrying amount approximates fair value because of the short maturity of these instruments.

4.   COMPREHENSIVE INCOME

     Comprehensive income includes net earnings as currently reported by the Partnership adjusted for other comprehensive income. Other comprehensive income for the Partnership consists of changes in unrealized gains and losses related to the Partnership's mortgages accounted for as available for sale. The table below details other comprehensive income for the periods presented into the following two categories: (1) the change to unrealized gains and losses that relate to mortgages which were disposed of during the period with the resulting realized gain or loss reflected in net earnings (reclassification adjustments) and (2) the change in the unrealized gains or losses related to those investments that were not disposed of during the period.

                                                           2002             2001              2000
                                                           ----             ----              ----
Reclassification adjustment for losses
  included in net income                               $   60,879        $       --       $       --
Unrealized holding gains (losses) arising during
  the period                                            1,010,716          (266,367)         847,335
                                                       ----------        ----------       ----------

Net adjustment to unrealized gains and losses
  on mortgages                                         $1,071,595        $ (266,367)      $  847,335
                                                       ==========        ==========       ==========

5. INVESTMENT IN INSURED MORTGAGES

     Listed below is the Partnership's aggregate investment in Insured Mortgages as of December 31, 2002 and 2001:

                                                                            December 31,
                                                                    2002                     2001
                                                                    ----                     ----
Originated Mortgage:
  Number of Mortgages                                                     1                        1
  Amortized Cost                                               $  4,110,655             $  4,158,218
  Face Value                                                      3,970,042                4,012,925
  Fair Value                                                      3,973,235                4,031,098

Acquired Mortgages:
  Number of
    GNMA Mortgage-Backed Securities (2)(4)                                7                        9
    FHA-Insured Certificates (1)                                          1                        2
    FHA-Insured Loan (3)                                                  -                        1
  Amortized Cost                                               $ 24,763,081             $ 32,954,653
  Face Value                                                     24,642,829               32,891,701
  Fair Value                                                     25,038,234               32,165,487

(1) In January 2002, the Southampton Apartments mortgage was prepaid. The Partnership received net proceeds of approximately $1.9 million and recognized a gain of approximately $30,000 for the year ended December 31, 2002. A distribution of approximately $0.19 per Unit related to the prepayment of this mortgage was declared in January 2002 and paid in May 2002.
(2)  In May  2002,  the  Hickory  Tree  Apartments  mortgage  was  prepaid.  The
     Partnership received net proceeds of approximately $3.3 million and recognized a gain of approximately $86,000 for the year ended December 31, 2002. A distribution of approximately $0.33 per Unit related to the prepayment of this mortgage was declared in June 2002 and paid in August 2002.
(3) In November 2002, the Winburn Square mortgage was prepaid. The Partnership received net proceeds of approximately $945,000 and recognized a gain of approximately $4,000 for the year ended December 31, 2002. A distribution of approximately $0.09 per Unit related to the prepayment of this mortgage was declared in December 2002 and paid in February 2003.
(4)  In December  2002,  the  Sunflower  Apartments  mortgage was  prepaid.  The
     Partnership received net proceeds of approximately $1.7 million and recognized a gain of approximately $44,000 for the year ended December 31, 2002. A distribution of approximately $0.17 per Unit related to the prepayment of this mortgage was declared in January 2003 and is expected to be paid in May 2003.

     As of March 1, 2003, all of the Partnership's Insured Mortgages are current with respect to the payment of principal and interest.

     In addition to base interest payments from Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as "Participations"). During the years ended December 31, 2002, 2001 and 2000, the Partnership received additional interest of $8,718, $29,162, and $16,844, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of income and comprehensive income.

6.   INVESTMENT IN FHA DEBENTURE

     The Partnership held a 9.125% debenture, with a face value of approximately $231,000 as of December 31, 2001. In January 2002, the debenture was liquidated at par value by HUD. The debenture was issued by HUD to the Partnership in January 2001 with interest payable semi-annually on January 1 and July 1. A distribution of approximately $0.02 per Unit related to the redemption of this debenture was declared in January 2002 and paid to Unitholders in May 2002.

7.   TRANSACTIONS WITH RELATED PARTIES

     The principal officers of the General Partner for the years ended December 31, 2002, 2001 and 2000 did not receive fees for serving as officers of the General Partner, nor are any fees expected to be paid to the officers in the future.

     The General Partner, CMSLP and certain affiliated entities have, during the years ended December 31, 2002, 2001 and 2000, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                                                For the years ended December 31,
                                  Capacity in Which             --------------------------------
Name of Recipient                   Served/Item                 2002          2001          2000
-----------------                   -----------                 ----          ----          ----
CRIIMI, Inc. (1)           General Partner/Distribution      $429,272      $515,619       $663,644

AIM Acquisition
  Partners, L.P. (2)       Advisor/Asset Management Fee       268,789       300,282        374,943

CRIIMI MAE                 Affiliate of General Partner/
  Management, Inc. (3)       Expense Reimbursement             46,304        42,584         41,959

(1) The General Partner, pursuant to amendments to the partnership agreement, effective September 6, 1991, is entitled to receive 4.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the partnership agreement).

(2) The Advisor, pursuant to the partnership agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.75% of Total Invested Assets. CMSLP, the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $100,340, $112,092 and $140,800 for the years ended December 31, 2002, 2001 and 2000, respectively. The limited partner and general partner of CMSLP are wholly-owned subsidiaries of CRIIMI MAE.

(3) CRIIMI MAE Management, Inc., an affiliate of the General Partner, is reimbursed for personnel and administrative services on an actual cost basis.

8.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                               2002                   2001                  2000
                                               ----                   ----                  ----
Quarter ended March 31                     $   0.270(1)           $   0.800(4)          $   0.070
Quarter ended June 30                          0.390(2)               0.105(5)              0.095 (6)
Quarter ended September 30                     0.060                  0.075                 0.075
Quarter ended December 31                      0.150 (3)              0.065                 1.105 (7)
                                           ---------              ---------             ---------
                                           $   0.870              $   1.045             $   1.345
                                           =========              =========             =========

(1) This amount includes approximately $0.21 per Unit representing net proceeds from the following: (a) approximately $0.19 per Unit related to the prepayment of the mortgage on Southampton Apartments and (b) approximately $0.02 per Unit related to the redemption of the HUD debenture issued in exchange for Spring Lake Village.
(2) This amount includes approximately $0.33 per Unit representing net proceeds from the prepayment of the mortgage on Hickory Tree Apartments.
(3) This amount includes approximately $0.09 per Unit representing net proceeds from the prepayment of the mortgage on Winburn Square.
(4) This amount includes approximately $0.725 per Unit representing return of capital and gain from the following: (a) approximately $0.44 per Unit related to the sale of Spring Lake Village, (b) approximately $0.09 per Unit received from HUD for the Spring Lake Village coinsurance claim, (c) approximately $0.18 per Unit received from the coinsurer of the mortgage on St. Charles Place-Phase II, as result of its coinsurance claim filed with HUD, and (d) approximately $0.015 per Unit of cash held in reserve for anticipated legal costs related to the mortgages on St. Charles Place-Phase II and The Villas.
(5) This amount includes approximately $0.03 per Unit related to the receipt of an escrow balance from the servicer of Spring Lake Village.
(6) This amount includes approximately $0.02 per Unit of interest from receipt of HUD debenture in exchange for the Spring Lake Village HUD coinsurance claim.
(7) This amount includes approximately $1.02 per Unit return of capital received from the coinsurer of the mortgage on The Villas, as a result of its coinsurance claim filed with HUD.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Partnership's Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages, the timing of receipt of debentures, the interest rate on debentures and debenture redemptions, and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.


9.   PARTNERS' EQUITY

      Depositary Units representing economic rights in limited partnership interests ("Units") were issued at a stated value of $20. A total of 9,576,165 Units were issued prior to July 1987 for an aggregate capital contribution of $191,523.300. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership in exchange for 125 Units.

10.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2002, 2001 and 2000:

                      (In Thousands, Except Per Unit Data)
                                                                                         2002
                                                                                     Quarter ended
                                                                   March 31       June 30     September 30    December 31
                                                                   --------       -------     ------------    -----------
Income                                                             $   655        $   629        $   597        $   572
Net gain on mortgage dispositions                                       56             86             --             48
Net earnings                                                           570            584            480            511
Net earnings per Limited Partnership Unit - Basic                  $  0.06        $  0.06        $  0.05        $  0.05

                                                                                         2001
                                                                                     Quarter ended
                                                                   March 31       June 30     September 30    December 31
                                                                   --------       -------     ------------    -----------

Income                                                             $   848        $   785        $   703        $   698
Net gain (loss) on mortgage dispositions                               679             --             --           (161)
Net earnings                                                         1,386            644            565            398
Net earnings per Limited Partnership Unit - Basic                  $  0.14        $  0.06        $  0.06        $  0.04

                                                                                         2000
                                                                                     Quarter ended
                                                                   March 31       June 30     September 30    December 31
                                                                   --------       -------     ------------    -----------

Income                                                             $   835        $   721        $   717        $   861
Net gain on mortgage dispositions                                       --             --             --          4,753
Net earnings                                                           676            543            553          5,473
Net earnings per Limited Partnership Unit - Basic                  $  0.07        $  0.05        $  0.05        $  0.55

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 2002

                                                                                                                          Annual
                                                                                                                          Payment
                                                                             Interest                        Net        (Principal
                                                                             Rate on         Face          Carrying         and
                                                                   Maturity  Mortgage      Amount of        Value         Interest)
Development Name/Location                                            Date      (5)        Mortgage(3)    (3)(6)(7)(9)       (8)
-------------------------                                            ----    -------      -----------    ------------     -------

ACQUIRED INSURED MORTGAGES:
Investment in FHA-Insured Certificates (carried at fair value)

Pleasantview Nursing Home, Union, NJ                                 6/29      7.75%      $ 3,261,698    $ 3,264,432   $   290,532
                                                                                          -----------    -----------

    Total investment in FHA-Insured Certificates -
      Acquired Insured Mortgages                                                            3,261,698      3,264,432
                                                                                          -----------    -----------

ACQUIRED INSURED MORTGAGES:
Investment in GNMA Mortgage-Backed Securities (carried at fair value)

Brighton Manor, Petersburg, VA                                       3/29      7.50%          964,446        981,690        80,561
Cyress Cove, Jacksonville, FL                                        2/28      7.30%        6,487,812      6,604,730       548,032
Main Street Square, Roundrock, TX                                    9/29      8.75%        1,300,881      1,327,327       122,869
Maple Manor, Syracuse, NY                                            4/29      7.375%       1,166,062      1,186,928        97,631
Mountain Village Apts., Tucson, AZ                                   5/29      7.50%        1,266,954      1,289,588       105,606
Oakwood Garden Apts., San Jose, CA                                  10/23      7.75%        8,872,400      9,036,402       815,299
Regency Park Apts., North St. Paul, MN                               4/24      7.00%        1,322,576      1,347,137       116,349
                                                                                          -----------    -----------

    Total investment in GNMA Mortgage-Backed
      Securities-Acquired Insured Mortgages                                                21,381,131     21,773,802
                                                                                          -----------    -----------

    Total investment in FHA-Insured Certificates
       and GNMA Mortgage-Backed Securities                                                 24,642,829     25,038,234
                                                                                          -----------    -----------


ORIGINATED INSURED MORTGAGE:
Investment in FHA-Insured Loans (carried at amortized cost) (2)

Colony Square Apts, Rocky Mount, NC (1)(4)                          10/28      8.25%        3,970,042      4,110,655       372,352
                                                                                          -----------    -----------   -----------

    Total investment in FHA-Insured Loans                                                   3,970,042      4,110,655
                                                                                          -----------    -----------

    TOTAL INVESTMENT IN INSURED MORTGAGES                                                 $28,612,871    $29,148,889
                                                                                          ===========    ===========

    TOTAL ANNUAL PRINCIPAL AND INTEREST                                                                                $ 2,549,231
                                                                                                                       ===========

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 2002

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

(4) This represents the base interest rate during the permanent phase of this insured mortgage loan. Additional interest (referred to as Participations) measured as a percentage of the net cash flow from the development and of the net proceeds from sale, refinancing or other disposition of the underlying development (as defined in the participation agreements), will also be due. During the years ended December 31, 2002, 2001 and 2000, the Partnership received additional interest of $8,718, $29,162, and $16,844, respectively, from the Participations.

(5) In addition, the servicer or the sub-servicer of the Insured Mortgage, primarily unaffiliated third parties, is entitled to receive compensation for certain services rendered.

(6) A reconciliation of the carrying value of the Insured Mortgages for the years ended December 31, 2002 and 2001, is as follows:

                                                                2002                        2001
                                                                ----                        ----
Beginning balance                                          $ 36,316,429                $ 37,063,647
   Principal receipts on Insured Mortgages                     (455,000)                   (480,851)
   Gain on mortgage dispositions                                189,939                          --
   Disposition of mortgages                                  (7,974,074)                         --
   Adjustment to unrealized gains (losses) on
     investments in Insured Mortgages                         1,071,595                    (266,367)
                                                           ------------                ------------
Ending balance                                             $ 29,148,889                $ 36,316,429
                                                           ============                ============


(7) The mortgages underlying the Partnership's investment in FHA-Insured Certificates, GNMA Mortgage-Backed Securities, and FHA-Insured Loans are primarily non-recourse first liens on multifamily residential developments or retirement homes.

(8) Principal and interest are payable at level amounts over the life of the Insured Mortgages.

(9) As of December 31, 2002 and 2001, the tax basis of the Insured Mortgages, was approximately $28.7 million and $36.8 million, respectively.