Form 10-Q
period 2003-03-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 2003-05-13
CIK 784014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                             March 31, 2003
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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of March 31, 2003, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                                                                                        PAGE
                                                                                                        ----
PART I.         Financial Information

Item 1.         Financial Statements

                  Balance Sheets - March 31, 2003 (unaudited) and December 31, 2002                       3

                  Statements of Income and Comprehensive Income - for the three months
                        ended March 31, 2003 and 2002 (unaudited)                                         4

                  Statement of Changes in Partners' Equity - for the three months ended
                        March 31, 2003 (unaudited)                                                        5

                  Statements of Cash Flows - for the three months ended March 31, 2003 and
                        2002 (unaudited)                                                                  6

                  Notes to Financial Statements (unaudited)                                               7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                       11

Item 3.           Qualitative and Quantitative Disclosures about Market Risk                             13

Item 4.           Controls and Procedures                                                                13

PART II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                       14

Signature                                                                                                15

Certifications                                                                                           16

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS



              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                             March 31,     December 31,
                                                               2003            2002
                                                           ------------    ------------
                                                           (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                             $ 24,737,749    $ 25,038,234

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Originated insured mortgages                              4,098,171       4,110,655

Cash and cash equivalents                                     2,495,323       3,409,202

Receivables and other assets                                    214,126         214,235
                                                           ------------    ------------
      Total assets                                         $ 31,545,369    $ 32,772,326
                                                           ============    ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $  2,316,032    $  1,510,455

Accounts payable and accrued expenses                           145,879          72,313
                                                           ------------    ------------
      Total liabilities                                       2,461,911       1,582,768
                                                           ------------    ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    9,576,290 Units issued and outstanding                   36,990,249      38,800,534
  General partner's deficit                                  (7,979,404)     (7,886,129)
  Accumulated other comprehensive income                         72,613         275,153
                                                           ------------    ------------
      Total partners' equity                                 29,083,458      31,189,558
                                                           ------------    ------------
      Total liabilities and partners' equity               $ 31,545,369    $ 32,772,326
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                          For the three months ended
                                                                   March 31,
                                                             2003            2002
                                                          ----------      ----------
Income:
  Mortgage investment income                              $  527,389      $  647,301
  Interest and other income                                    7,355           7,431
                                                          ----------      ----------
                                                             534,744         654,732
                                                          ----------      ----------

Expenses:
  Asset management fee to related parties                     58,956          72,152
  General and administrative                                  63,316          68,390
                                                          ----------      ----------
                                                             122,272         140,542
                                                          ----------      ----------
Net earnings before gain on
  mortgage dispositions                                      412,472         514,190

Gain on mortgage dispositions                                      -          55,943
                                                          ----------      ----------

Net earnings                                              $  412,472      $  570,133
                                                          ==========      ==========

Other comprehensive loss - adjustment to unrealized
   gains and losses on investments in insured mortgages     (202,540)       (111,219)
                                                          ----------      ----------
Comprehensive income                                      $  209,932      $  458,914
                                                          ==========      ==========

Net earnings allocated to:
  Limited partners - 95.1%                                $  392,261      $  542,196
  General Partner -   4.9%                                    20,211          27,937
                                                          ----------      ----------
                                                          $  412,472      $  570,133
                                                          ==========      ==========

Net earnings per Unit of limited
  partnership interest - basic                            $     0.04      $     0.06
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

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 2003

                                   (Unaudited)

                                                                                              Accumulated
                                                                                                 Other
                                                          General            Limited         Comprehensive
                                                          Partner            Partners            Income             Total
                                                       -------------      -------------      -------------      -------------
Balance, December 31, 2002                             $  (7,886,129)     $  38,800,534      $     275,153      $  31,189,558

  Net earnings                                                20,211            392,261                  -            412,472

  Adjustment to unrealized gains on
     investments in insured mortgages                              -                  -           (202,540)          (202,540)

  Distributions paid or accrued of $0.23 per Unit,
     including return of capital of $0.19 per Unit          (113,486)        (2,202,546)                 -         (2,316,032)
                                                       -------------      -------------      -------------      -------------

Balance, March 31, 2003                                $  (7,979,404)     $  36,990,249      $      72,613      $  29,083,458
                                                       =============      =============      =============      =============

Limited Partnership Units outstanding - basic, as
  of March 31, 2003                                                           9,576,290
                                                                              =========



                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


               AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                For the three months ended
                                                                                                         March 31,
                                                                                                  2003              2002
                                                                                              ------------      ------------
Cash flows from operating activities:
   Net earnings                                                                               $    412,472      $    570,133
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Gain on mortgage dispositions                                                                      -           (55,943)
      Changes in assets and liabilities:
         Increase (decrease) in accounts payable and accrued expenses                               73,566           (13,334)
         Decrease in receivables and other assets                                                      109            25,571
                                                                                              ------------      ------------

            Net cash provided by operating activities                                              486,147           526,427
                                                                                              ------------      ------------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                           110,429           119,217
   Proceeds received from redemption of debentures                                                       -           230,670
   Proceeds received from mortgage dispositions                                                          -         1,942,352
                                                                                              ------------      ------------

            Net cash provided by investing activities                                              110,429         2,292,239
                                                                                              ------------      ------------

Cash flows used in financing activities:
   Distributions paid to partners                                                               (1,510,455)         (654,531)
                                                                                              ------------      ------------

Net (decrease) increase in cash and cash equivalents                                              (913,879)        2,164,135

Cash and cash equivalents, beginning of period                                                   3,409,202           691,264
                                                                                              ------------      ------------

Cash and cash equivalents, end of period                                                      $  2,495,323      $  2,855,399
                                                                                              ============      ============

                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.    ORGANIZATION

     American Insured Mortgage Investors L.P. - Series 86 (the "Partnership") was formed pursuant to a limited partnership agreement, as amended, ("Partnership Agreement") under the Uniform Limited Partnership Act of the state of Delaware on October 31, 1985. During the period from May 2, 1986 (the initial closing date of the Partnership's public offering) through June 6, 1987 (the termination date of the offering), the Partnership, pursuant to its public offering of 9,576,165 Depository Units of limited partnership interest ("Units"), raised a total of $191,523,300 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 units of limited partnership interest in exchange therefor.


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

     Pursuant to the terms of certain origination and acquisition services, management services and disposition services agreements between the Advisor and the Partnership (collectively the "Advisory Agreements"), the Advisor renders services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services are subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership (collectively the "Consent Rights"). The Advisor is permitted and has delegated the performance of services to CRIIMI MAE Services Limited Partnership ("CMSLP"), a subsidiary of CRIIMI MAE, pursuant to a sub-management agreement (the "Sub-Advisory Agreement"). The general partner and limited partner of CMSLP are wholly-owned subsidiaries of CRIIMI MAE. The delegation of such services by the Advisor to CMSLP does not relieve the Advisor of its obligation to perform such services. Furthermore the Advisor has retained its Consent Rights.

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

     Prior to December 1994, the Partnership was engaged in the business of originating government insured mortgage loans ("Originated Insured Mortgages") and acquiring government insured mortgage loans ("Acquired Insured Mortgages" and, together with Originated Insured Mortgages, referred to herein as "Insured Mortgages"). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act of 1937, as amended (the "National Housing Act"). The Partnership Agreement states that the Partnership will terminate on December 31, 2020, unless terminated earlier under the provisions thereof. The Partnership is required, pursuant to the Partnership Agreement, to dispose of its assets prior to this date. Early prepayment of the Partnership's Insured Mortgages or other disposition by the General Partner in accordance with the terms of the Partnership Agreement may effect an early termination and dissolution of the Partnership before the stated termination date.


2. BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 2003 and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002.

     These unaudited  financial  statements  have been prepared  pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.


3. INVESTMENT IN INSURED MORTGAGES

     Listed below is the Partnership's aggregate investment in Insured Mortgages as of March 31, 2003 and December 31, 2002:

                                                                 March 31, 2003          December 31, 2002
                                                                 --------------          -----------------
         Originated Mortgages:
           Number of Mortgages                                               1                         1
           Amortized Cost                                         $  4,098,171              $  4,110,655
           Face Value                                                3,958,759                 3,970,042
           Fair Value                                                3,962,150                 3,973,235

         Acquired Mortgages:
           Number of:
             GNMA Mortgage-Backed Securities (1)                             7                         7
             FHA-Insured Certificates                                        1                         1
           Amortized Cost                                         $ 24,665,136              $ 24,763,081
           Face Value                                               24,546,354                24,642,829
           Fair Value                                               24,737,749                25,038,234

(1) In April 2003, the mortgage on Mountain Village Apartments was prepaid. The Partnership received net proceeds of approximately $1.3 million and expects to recognize a gain of approximately $7,000 in the second quarter of 2003. A distribution of approximately $0.125 per Unit related to the prepayment of this mortgage was declared in April 2003 and is expected to be paid to Unitholders in August 2003.

     As of May 1, 2003 all of the Partnership's Insured Mortgage investments are current with respect to the payment of principal and interest.

4. DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 2003 and 2002 are as follows:

                                     2003          2002
                                    ------        ------
Quarter ended March 31              $ 0.23(1)     $ 0.27(2)
                                    ------        ------
                                    $ 0.23        $ 0.27
                                    ======        ======

(1) This amount includes approximately $0.17 per Unit representing net proceeds from the prepayment of the mortgage on Sunflower Apartments.
(2) This amount includes approximately $0.21 per Unit representing net proceeds from the following: (a) approximately $0.19 per Unit related to the prepayment of Southampton Apartments and (b) approximately $0.02 per Unit related to the redemption of the Spring Lake debenture.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Partnership's Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees incurred in connection with those Insured Mortgages and
(4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

5. TRANSACTIONS WITH RELATED PARTIES

     The General Partner, CMSLP and certain affiliated entities, during the three months ended March 31, 2003 and 2002, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------
                                                                            For the
                                                                        three months ended
                                                                            March 31,
   Name of Recipient             Capacity in Which Served/item          2003         2002
   -----------------             -----------------------------          ----         ----
CRIIMI, Inc.(1)                  General Partner/Distribution        $  113,486   $  133,222

AIM Acquisition Partners,
L.P.(2)                          Advisor/Asset Management Fee            58,956       72,152


CRIIMI MAE Management, Inc.(3)   Affiliate of General Partner/
                                    Expense Reimbursement                14,626       11,829

(1) The General Partner, pursuant to amendments to the Partnership Agreement, is entitled to receive 4.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.75% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP, pursuant to the Sub-Advisory Agreement, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $22,011 and $26,934 for the three months ended March 31, 2003 and 2002, respectively. The general partner and limited partner of CMSLP are a wholly owned subsidiaries of CRIIMI MAE Inc.

(3) CRIIMI MAE Management, Inc., an affiliate of the General Partner, is reimbursed for personnel and administrative services on an actual cost basis.

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believe," "anticipate," "expect," "contemplate," "may," "will," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in prior and future filings by the Partnership with the Securities and Exchange Commission ("SEC") including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv)
prepayment of mortgages, (v) defaulted mortgages, (vi) errors in servicing defaulted mortgages and (vii) sales of mortgage investments below fair market value. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


Mortgage Investments
--------------------

     As of March 31, 2003, the Partnership had invested in 9 insured mortgages, with an aggregate amortized cost of approximately $28.8 million, an aggregate face value of approximately $28.5 million and an aggregate fair value of approximately $28.7 million, as discussed below.

     In April 2003, the mortgage on Mountain Village Apartments was prepaid. The Partnership received net proceeds of approximately $1.3 million and expects to recognize a gain of approximately $7,000 in the second quarter of 2003. A distribution of approximately $0.125 per Unit related to the prepayment of this mortgage was declared in April 2003 and is expected to be paid to Unitholders in August 2003.

     As of May 1, 2003, all of the Partnership's Insured Mortgage investments are current with respect to the payment of principal and interest.

Results of Operations
---------------------

     Net earnings decreased by approximately $158,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily due to decreases in mortgage investment income and gain on mortgage dispositions, as discussed below.

     Mortgage investment income decreased by approximately $120,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily due a reduction in the mortgage base. The mortgage base decreased due to three mortgage dispositions with an aggregate principal balance of approximately $6.0 million, representing an approximate 17% decrease in the aggregate principal balance of the total mortgage portfolio since April 2002.

     Asset management fee to related parties decreased by approximately $13,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily due to a reduction in the mortgage base, as previously discussed.

     General and administrative expense decreased by approximately $5,000 for the three months ended March 31, 2003 as compared to the corresponding period in 2002, primarily due to decreases in professional fees and public relations expenses.

     Gain on mortgage dispositions decreased by approximately $56,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002. During the three months ended March 31, 2003, no gain or loss was recognized by the Partnership. During the three months ended March 31, 2002, the Partnership recognized a gain of approximately $30,000 from the prepayment of the mortgage on Southampton Apartments and additional gain of approximately $26,000 from the disposition of The Villas, a previously delinquent mortgage coinsured by a third party.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first three months of 2003 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Partnership's Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions,
(3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees incurred in connection with those Insured Mortgages and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Early prepayment of the Partnership's Insured Mortgages or other disposition by the General Partner in accordance with the terms of the Partnership Agreement may effect an early termination and dissolution of the Partnership before the stated termination date of December 31, 2020.

     Net cash provided by operating activities decreased by approximately $40,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily resulting from a decrease in mortgage investment income, as previously discussed, partially offset by an increase in accounts payable and accrued expenses. Accounts payable and accrued expenses increased due to the timing of the payment of the quarterly asset management fee.

     Net cash provided by investing activities decreased by approximately $2.2 million for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily due to decreases in proceeds received from redemption of debenture and mortgage dispositions.

     Net cash used in financing activities increased by approximately $856,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002, due to an increase in the amount of distributions paid to partners in the first three months of 2003 compared to the same period in 2002.

PART I.   FINANCIAL INFORMATION
ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The General Partner has determined that there has not been a material change as of March 31, 2003, in market risk from December 31, 2002 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2002.


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

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit No.                                Purpose
     -----------                                -------

        99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Barry S. Blattman, Chairman of the Board, Chief Executive Officer and President of the General Partner (Filed herewith).

        99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Cynthia O. Azzara, Senior Vice President, Chief Financial Officer and Treasurer of the General Partner (Filed herewith).


(b)  Reports on Form 8-K

     Date
     ----

     March 26, 2003             To report  (i) a press  release  issued  on
                                March 21, 2003 announcing the March 2003 distribution to the Partnership's Unitholders and (ii) a press release issued on March 24, 2003 announcing the Partnership's fourth quarter and year ended December 31, 2002 financial results.

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

                                        AMERICAN INSURED MORTGAGE
                                        INVESTORS L.P. - SERIES 86
                                        (Registrant)

                                        By:  CRIIMI, Inc.
                                             General Partner



May 13, 2003                            /s/Cynthia O. Azzara
------------                            ----------------------------------------
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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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


                                           AMERICAN INSURED MORTGAGE
                                           INVESTORS L.P. - SERIES 86
                                           (Registrant)

                                           By: CRIIMI, Inc.
                                               General Partner



Date: May 13, 2003                         /s/ Barry S. Blattman
                                           -------------------------------------
                                           Barry S. Blattman
                                           Chairman of the Board,
                                           Chief Executive Officer and President

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

                                  AMERICAN INSURED MORTGAGE
                                  INVESTORS L.P. - SERIES 86
                                  (Registrant)

                                  By: CRIIMI, Inc.
                                      General Partner



Date: May 13, 2003                /s/ Cynthia O. Azzara
                                  ----------------------------------------------
                                  Cynthia O. Azzara
                                  Senior Vice President, Chief Financial Officer
                                  and Treasurer