Form 10-Q
period 2003-06-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 2003-08-13
CIK 784014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                         June 30, 2003
                                                              -------------


Commission file number                                           1-12704
                                                              -------------


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

     As of June 30, 2003, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2003

                                                                                                        PAGE
                                                                                                        ----
PART I.         Financial Information

Item 1.         Financial Statements

                  Balance Sheets - June 30, 2003 (unaudited) and December 31, 2002                        3

                  Statements of Income and Comprehensive Income - for the three and
                        six months ended June 30, 2003 and 2002 (unaudited)                               4

                  Statement of Changes in Partners' Equity - for the six months ended
                        June 30, 2003 (unaudited)                                                         5

                  Statements of Cash Flows - for the six months ended June 30, 2003 and
                        2002 (unaudited)                                                                  6

                  Notes to Financial Statements (unaudited)                                               7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                       11

Item 3.         Qualitative and Quantitative Disclosures about Market Risk                               12

Item 4.         Controls and Procedures                                                                  13

PART II.        Other Information

Item 6.         Exhibits and Reports on Form 8-K                                                         14

Signature                                                                                                15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                             June 30,      December 31,
                                                               2003            2002
                                                           ------------    ------------
                                                           (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                             $ 19,658,627    $ 25,038,234

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Originated insured mortgages                              4,085,440       4,110,655

Cash and cash equivalents                                     5,706,393       3,409,202

Receivables and other assets                                    177,115         214,235
                                                           ------------    ------------
      Total assets                                         $ 29,627,575    $ 32,772,326
                                                           ============    ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $  2,970,563    $  1,510,455

Accounts payable and accrued expenses                            84,112          72,313
                                                           ------------    ------------
      Total liabilities                                       3,054,675       1,582,768
                                                           ------------    ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    9,576,290 Units issued and outstanding                   34,592,271      38,800,534
  General partner's deficit                                  (8,102,958)     (7,886,129)
  Accumulated other comprehensive income                         83,587         275,153
                                                           ------------    ------------
      Total partners' equity                                 26,572,900      31,189,558
                                                           ------------    ------------
      Total liabilities and partners' equity               $ 29,627,575    $ 32,772,326
                                                           ============    ============


      The accompanying notes are an integral part of these financial statements.


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                               For the three months ended              For the six months ended
                                                                        June 30,                               June 30,
                                                                 2003              2002                 2003              2002
                                                             ------------      ------------         ------------      ------------
Income:
  Mortgage investment income                                 $    496,946      $    622,962         $  1,024,335      $  1,270,263
  Interest and other income                                         7,823             6,449               15,178            13,880
                                                             ------------      ------------         ------------      ------------
                                                                  504,769           629,411            1,039,513         1,284,143
                                                             ------------      ------------         ------------      ------------

Expenses:
  Asset management fee to related parties                          56,476            68,690              115,432           140,842
  General and administrative                                       64,618            62,760              127,934           131,150
                                                             ------------      ------------         ------------      ------------
                                                                  121,094           131,450              243,366           271,992
                                                             ------------      ------------         ------------      ------------
Net earnings before gain on
  mortgage dispositions                                           383,675           497,961              796,147         1,012,151

Gain on mortgage dispositions                                      65,356            86,174               65,356           142,117
                                                             ------------      ------------         ------------      ------------
Net earnings                                                 $    449,031      $    584,135         $    861,503      $  1,154,268
                                                             ============      ============         ============      ============

Other comprehensive income (loss) - adjustment to unrealized
   gains and losses on investments in insured mortgages            10,974         1,059,999             (191,566)          948,780
                                                             ------------      ------------         ------------      ------------
Comprehensive income                                         $    460,005      $  1,644,134         $    669,937      $  2,103,048
                                                             ============      ============         ============      ============

Net earnings allocated to:
  Limited partners - 95.1%                                   $    427,028      $    555,512         $    819,289      $  1,097,709
  General Partner -   4.9%                                         22,003            28,623               42,214            56,559
                                                             ------------      ------------         ------------      ------------
                                                             $    449,031      $    584,135         $    861,503      $  1,154,268
                                                             ============      ============         ============      ============

Net earnings per Unit of limited
  partnership interest - basic                               $       0.04      $       0.06         $       0.09      $       0.11
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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                     For the six months ended June 30, 2003

                                   (Unaudited)

                                                                                           Accumulated
                                                                                              Other
                                                         General            Limited       Comprehensive
                                                         Partner            Partners         Income             Total
                                                      -------------      -------------    -------------     -------------
Balance, December 31, 2002                            $  (7,886,129)     $  38,800,534    $     275,153     $  31,189,558

  Net earnings                                               42,214            819,289                -           861,503

  Adjustment to unrealized gains on
     investments in insured mortgages                             -                  -         (191,566)         (191,566)

  Distributions paid or accrued of $0.525 per Unit,
     including return of capital of $0.435 per Unit        (259,043)        (5,027,552)               -        (5,286,595)
                                                      -------------      -------------    -------------     -------------

Balance, June 30, 2003                                $  (8,102,958)     $  34,592,271    $      83,587     $  26,572,900
                                                      =============      =============    =============     =============

Limited Partnership Units outstanding - basic, as
  of June 30, 2003                                                           9,576,290
                                                                             =========

   The accompanying notes are an integral part of these financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                           For the six months ended
                                                                                                   June 30,
                                                                                             2003            2002
                                                                                         ------------    ------------
Cash flows from operating activities:
   Net earnings                                                                          $    861,503    $  1,154,268
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Gain on mortgage dispositions                                                           (65,356)       (142,117)
      Changes in assets and liabilities:
         Increase (decrease) in accounts payable and accrued expenses                          11,799         (48,048)
         Decrease in receivables and other assets                                              37,120          47,369
                                                                                         ------------    ------------

            Net cash provided by operating activities                                         845,066       1,011,472
                                                                                         ------------    ------------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                      207,490         231,024
   Proceeds received from redemption of debenture                                                   -         230,670
   Proceeds received from mortgage dispositions                                             5,071,122       5,279,845
                                                                                         ------------    ------------

            Net cash provided by investing activities                                       5,278,612       5,741,539
                                                                                         ------------    ------------

Cash flows used in financing activities:
   Distributions paid to partners                                                          (3,826,487)     (3,373,354)
                                                                                         ------------    ------------


Net increase in cash and cash equivalents                                                   2,297,191       3,379,657

Cash and cash equivalents, beginning of period                                              3,409,202         691,264
                                                                                         ------------    ------------

Cash and cash equivalents, end of period                                                 $  5,706,393    $  4,070,921
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

     The General Partner also serves as the General Partner for American Insured Mortgage Investors ("AIM 84"), American Insured Mortgage Investors - Series 85, L.P. ("AIM 85") and American Insured Mortgage Investors L.P. - Series 88 ("AIM 88") and owns general partner interests therein of 2.9%, 3.9% and 4.9%, respectively. The Partnership, AIM 84, AIM 85 and AIM 88 are collectively referred to as the "AIM Limited Partnerships."

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

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 2003, the results of its operations for the three and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002.

     These unaudited  financial  statements  have been prepared  pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.


3.   INVESTMENT IN INSURED MORTGAGES

     Listed below is the Partnership's aggregate investment in Insured Mortgages as of June 30, 2003 and December 31, 2002:

                                                              June 30, 2003          December 31, 2002
                                                              -------------          -----------------
     Originated Mortgages:
       Number of Mortgages                                               1                         1
       Amortized Cost                                          $ 4,085,440               $ 4,110,655
       Face Value                                                3,947,241                 3,970,042
       Fair Value                                                3,964,529                 3,973,235

     Acquired Mortgages:
       Number of:
         GNMA Mortgage-Backed Securities (1) Through (4)                 3                         7
         FHA-Insured Certificates                                        1                         1
       Amortized Cost                                         $ 19,575,040              $ 24,763,081
       Face Value                                               19,426,880                24,642,829
       Fair Value                                               19,658,627                25,038,234

     (1) In April 2003, the mortgage on Mountain Village Apartments was prepaid. The Partnership received net proceeds of approximately $1.3 million and recognized a gain of approximately $7,000 in the second quarter of 2003. A distribution of approximately $0.125 per Unit related to the prepayment of this mortgage was declared in April 2003 and paid to Unitholders in August 2003.
     (2) In May 2003, the mortgage on Maple Manor Apartments was prepaid. The Partnership received net proceeds of approximately $1.2 million and recognized a gain of approximately $5,000 in the second quarter of 2003. A distribution of approximately $0.115 per Unit related to the prepayment of this mortgage was declared in June 2003 and paid to Unitholders in August 2003.

     (3) In June 2003, the mortgage on Regency Park Apartments was prepaid. The Partnership received net proceeds of approximately $1.3 million and recognized a gain of approximately $30,000 in the second quarter of 2003. A distribution of approximately $0.13 per Unit related to the prepayment of this mortgage was declared in July 2003 and is expected to be paid to Unitholders in November 2003.
     (4) In June 2003, the mortgage on Main Street Square was prepaid. The Partnership received net proceeds of approximately $1.3 million and recognized a gain of approximately $24,000 in the second quarter of 2003. A distribution of approximately $0.13 per Unit related to the prepayment of this mortgage was declared in July 2003 and is expected to be paid to Unitholders in November 2003.


     As of August 1, 2003 all of the Partnership's Insured Mortgage investments are current with respect to the payment of principal and interest.


4.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 2003 and 2002 are as follows:

                                     2003        2002
                                    ------      -----
Quarter ended March 31              $0.230(1)   $0.27(3)
Quarter ended June 30                0.295(2)    0.39(4)
                                    ------      -----
                                    $0.525      $0.66
                                    ======      =====

(1) This amount includes approximately $0.17 per Unit representing net proceeds from the prepayment of the mortgage on Sunflower Apartments.
(2) This amount includes approximately $0.24 per Unit representing net proceeds from the following: (a) approximately $0.125 per Unit related to the prepayment of Mountain Village Apartments and (b) approximately $0.115 per Unit related to the prepayment of the mortgage on Maple Manor Apartments.
(3) This amount includes approximately $0.21 per Unit representing net proceeds from the following: (a) approximately $0.19 per Unit related to the prepayment of the mortgage on Southampton Apartments and (b) approximately $0.02 per Unit related to the redemption of the debenture issued by HUD in exchange for the Spring Lake Village claim.
(4) This amount includes approximately $0.33 per Unit representing net proceeds from the prepayment of the mortgage on Hickory Tree Apartments.


     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Partnership's Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees incurred in connection with those Insured Mortgages and
(4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Early prepayment of the Partnership's Insured Mortgages or other disposition by the General Partner in accordance with the terms of the Partnership Agreement may effect an early termination and dissolution of the Partnership before the stated termination date of December 31, 2020. Accordingly, Unitholders' yield to maturity on their respective investments in the Partnership may be adversely affected by such early termination of the Partnership. Upon the termination and liquidation of the Partnership, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement, as amended, which is not based on GAAP. As a result, it is likely that the amounts that Unitholders receive upon termination and liquidation of the Partnership will be substantially lower than the amounts reflected in the Partnership's financial statements.

5.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner, CMSLP and certain affiliated entities earned or received compensation or payments for services from the Partnership during the three and six months ended June 30, 2003 and 2002, as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------
                                                                                     For the                For the
                                                                                three months ended       six months ended
                                                                                     June 30,               June 30,
       Name of Recipient           Capacity in Which Served/item                 2003        2002       2003        2002
       -----------------           -----------------------------               --------    --------   --------    --------
CRIIMI, Inc.(1)                       General Partner/Distribution             $145,557    $192,432   $259,043    $325,654

AIM Acquisition Partners,L.P.(2)      Advisor/Asset Management Fee               56,476      68,690    115,432     140,842

CRIIMI MAE Management, Inc.(3)        Affiliate of General Partner/Expense
                                         Reimbursement                           10,966      13,709     25,592      25,538

(1) The General Partner, pursuant to amendments to the Partnership Agreement, is entitled to receive 4.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.75% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP, pursuant to the Sub-Advisory Agreement, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $21,086 and $43,097 for the three and six months ended June 30, 2003, respectively, and $25,642 and $52,576 for the three and six months ended June 30, 2002, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE Inc.

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

Mortgage Investments
--------------------

     As of June 30, 2003, the Partnership had invested in 5 insured mortgages, with an aggregate amortized cost of approximately $23.7 million, an aggregate face value of approximately $23.4 million and an aggregate fair value of approximately $23.6 million, as discussed below.

     As of August 1, 2003, all of the Partnership's Insured Mortgage investments are current with respect to the payment of principal and interest.

Results of Operations
---------------------

     Net earnings decreased by approximately $135,000 and $293,000 for the three and six months ended June 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due to decreases in mortgage investment income and gain on mortgage dispositions, as discussed below.

     Mortgage investment income decreased by approximately $126,000 and $246,000 for the three and six months ended June 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due to a reduction in the mortgage base. The mortgage base decreased due to six mortgage dispositions with an aggregate principal balance of approximately $7.8 million, representing an approximate 25% decrease in the aggregate principal balance of the total mortgage portfolio since July 2002.

     Interest and other income increased by approximately $1,400 and $1,300 for the three and six months ended June 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fee to related parties decreased by approximately $12,000 and $25,000 for the three and six months ended June 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due to a reduction in the mortgage base, as previously discussed.

     Gain on mortgage dispositions decreased by approximately $21,000 and $77,000 for the three and six months ended June 30, 2003, respectively, as compared to the corresponding periods in 2002. During the three and six months ended June 30, 2003, the Partnership recognized gains of approximately $65,000 from the prepayment of the mortgages on Mountain Village Apartments, Maple Manor Apartments, Regency Park Apartments and Main Street Square. During the three months ended June 30, 2002, the Partnership recognized a gain of approximately $86,000 from the prepayment of the mortgage on Hickory Tree Apartments. In addition to this gain, during the six months ended June 30, 2002, the Partnership recognized a gain of approximately $30,000 from the prepayment of the mortgage on Southampton Apartments and an additional gain of approximately $26,000 from the disposition of The Villas, a delinquent mortgage coinsured by a third party.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first six months of 2003 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Partnership's Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions,
(3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees incurred in connection with those Insured Mortgages and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Early prepayment of the Partnership's Insured Mortgages or other disposition by the General Partner in accordance with the terms of the
Partnership Agreement may effect an early termination and dissolution of the Partnership before the stated termination date of December 31, 2020. Accordingly, Unitholders' yield to maturity on their respective investments in the Partnership may be adversely affected by such early termination of the Partnership. Upon the termination and liquidation of the Partnership, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement, as amended, which is not based on GAAP. As a result, it is likely that the amounts that Unitholders receive upon termination and liquidation of the Partnership will be substantially lower than the amounts reflected in the Partnership's financial statements.

     Net cash  provided  by  operating  activities  decreased  by  approximately
$166,000 for the six months ended June 30, 2003, as compared to the corresponding period in 2002, primarily resulting from a decrease in mortgage investment income, as previously discussed, partially offset by a decrease in accounts payable and accrued expenses. Accounts payable and accrued expenses decreased in 2002 due to the timing of the payment of legal fees related to the mortgage on Argyle Place Apartments.

     Net cash  provided  by  investing  activities  decreased  by  approximately
$463,000 for the six months ended June 30, 2003, as compared to the corresponding period in 2002, primarily due to decreases in proceeds received from redemption of debenture and mortgage dispositions.

     Net cash used in financing activities increased by approximately $453,000 for the six months ended June 30, 2003, as compared to the corresponding period in 2002, due to an increase in the amount of distributions paid to partners in the first six months of 2003 compared to the same period in 2002.


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The General Partner has determined that there has not been a material change as of June 30, 2003, in market risk from December 31, 2002 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2002.

PART I.  FINANCIAL INFORMATION
ITEM 4.  CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit No.                                 Purpose
     ----------                                  -------

        31.1 Certification pursuant to the Exchange Act Rule 13a-14(a) from Barry S. Blattman, Chairman of the Board, Chief Executive Officer and President of the General Partner (Filed herewith).

        31.2 Certification pursuant to the Exchange Act Rule 13a-14(a) from Cynthia O. Azzara, Senior Vice President, Chief Financial Officer and Treasurer of the General Partner (Filed herewith).

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



(b)  Reports on Form 8-K

     Date
     ----

     April 23, 2003      To  report  a  press release  issued  on April 21, 2003
                         announcing   the   April   2003  distribution   to  the
                         Partnership's Unitholders.

     May 8, 2003         To  report  a  press release  issued  on  May  6,  2003
                         announcing the Partnership's first quarter financial results.

     May 21, 2003        To report  a  press release  issued  on  May  20,  2003
                         announcing   the   May   2003   distribution   to   the
                         Partnership's Unitholders.

     June 20, 2003       To report  a  press release  issued  on June  20,  2003
                         announcing   the   June   2003   distribution  to   the
                         Partnership's Unitholders.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN INSURED MORTGAGE
                                        INVESTORS L.P. - SERIES 86
                                        (Registrant)

                                        By: CRIIMI, Inc.
                                            General Partner


August   13, 2003                       /s/ Cynthia O. Azzara
-----------------                       ----------------------------------------
DATE                                    Cynthia O. Azzara
                                        Senior Vice President,
                                        Chief Financial Officer and
                                        Treasurer (Principal Accounting Officer)