Form 10-Q
period 2003-09-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 86
filed 2003-11-13
CIK 784014

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                              September 30, 2003
                                                   ------------------


Commission file number                                  1-12704
                                                   -------------------


            AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86
            ----------------------------------------------------
            (Exact name of registrant as specified in charter)


              Delaware                                13-2943272
--------------------------------          -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

11200 Rockville Pike, Rockville, Maryland                    20852
------------------------------------------        -----------------------------
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

      As of September 30, 2003, 9,576,290 Depositary Units of Limited Partnership Interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003





                                                               PAGE
                                                               ----


PART I.  Financial Information

Item 1.  Financial Statements

           Balance Sheets - September 30, 2003 (unaudited)
             and December 31, 2002                               3

           Statements of Income and Comprehensive Income -
             for the three and nine months ended September 30,
             2003 and 2002 (unaudited)                           4

           Statement of Changes in Partners' Equity -
             for the nine months ended September 30, 2003
             (unaudited)                                         5

           Statements of Cash Flows - for the nine
             months ended September 30, 2003 and 2002
             (unaudited)                                         6

           Notes to Financial Statements (unaudited)             7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  11

Item 3.  Qualitative and Quantitative Disclosures about
           Market Risk                                          14

Item 4.  Controls and Procedures                                14

PART II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                       15

Signature                                                       16

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                            BALANCE SHEETS


                                                        September 30,      December 31,
                                                            2003               2002
                                                        -------------      ------------

                                                        (Unaudited)
                        ASSETS
Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                          $ 12,990,487       $ 25,038,234

Investment in FHA-Insured Loan, at amortized cost,
  net of unamortized discount and premium:
    Originated insured mortgage                            4,072,458          4,110,655

Cash and cash equivalents                                  9,625,114          3,409,202

Receivables and other assets                                 131,292            214,235
                                                        ------------       ------------
      Total assets                                      $ 26,819,351       $ 32,772,326
                                                        ============       ============
           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                   $  9,465,523       $  1,510,455

Accounts payable and accrued expenses                         90,541             72,313
                                                        ------------       ------------
      Total liabilities                                    9,556,064          1,582,768
                                                        ------------       ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    9,576,290 Units issued and outstanding                25,848,317         38,800,534
  General partner's deficit                               (8,553,488)        (7,886,129)
  Accumulated other comprehensive (loss) income              (31,542)           275,153
                                                        ------------       ------------
      Total partners' equity                              17,263,287         31,189,558
                                                        ------------       ------------
      Total liabilities and partners' equity            $ 26,819,351       $ 32,772,326
                                                        ============       ============


      The accompanying notes are an integral part of these financial statements.

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

            STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                             (Unaudited)




                                                        For the three months ended            For the nine months ended
                                                               September 30,                        September 30,
                                                          2003             2002                  2003             2002
                                                        ---------       ----------            ----------       -----------

Income:
  Mortgage investment income                            $ 376,524       $  583,468            $1,400,859       $ 1,853,731
  Interest and other income                                14,744           13,190                29,922            27,070
                                                        ---------       ----------            ---------        -----------
                                                          391,268          596,658             1,430,781         1,880,801
                                                        ---------       ----------            ----------       -----------

Expenses:
  Asset management fee to related parties                  44,256           64,290               159,688           205,132
  General and administrative                               67,496           52,774               195,430           183,924
                                                        ---------       ----------            ----------       -----------
                                                          111,752          117,064               355,118           389,056
                                                        ---------       ----------            ----------       -----------
Net earnings before net (loss) gain on
  mortgage dispositions                                   279,516          479,594             1,075,663         1,491,745

Net (loss) gain on mortgage dispositions                   (8,476)                                56,880           142,117
                                                        ---------       ----------            ----------       -----------
Net earnings                                            $ 271,040       $  479,594            $1,132,543       $ 1,633,862
                                                        =========       ==========            ==========       ===========

Other comprehensive (loss) income - adjustment to
  unrealized gains and losses on investments in
  insured mortgages                                      (115,129)         583,792              (306,695)        1,532,572
                                                        ---------       ----------            ----------       -----------
Comprehensive income                                    $ 155,911       $1,063,386            $  825,848       $ 3,166,434
                                                        =========       ==========            ==========       ===========

Net earnings allocated to:
  Limited partners - 95.1%                              $ 257,759       $  456,094            $1,077,048       $ 1,553,803
  General Partner -   4.9%                                 13,281           23,500                55,495            80,059
                                                        ---------       ----------            ----------       -----------
                                                        $ 271,040       $  479,594            $1,132,543       $ 1,633,862
                                                        =========       ==========            ==========       ===========

Net earnings per Unit of limited
  partnership interest - basic                          $    0.03       $     0.05            $     0.11       $      0.16
                                                        =========       ==========            ==========       ===========


      The accompanying notes are an integral part of these financial statements.


PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS




               AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                      STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the nine months ended September 30, 2003

                                    (Unaudited)




                                                                                       Accumulated
                                                                                          Other
                                                      General          Limited        Comprehensive
                                                      Partner         Partners        Income (Loss)       Total
                                                   ------------      ------------     --------------   ------------


Balance, December 31, 2002                         $ (7,886,129)     $ 38,800,534     $ 275,153        $ 31,189,558

  Net earnings                                           55,495         1,077,048             -           1,132,543

  Adjustment to unrealized gains and losses on
     investments in insured mortgages                         -                 -      (306,695)           (306,695)

  Distributions paid or accrued of $1.465 per Unit,
     including return of capital of $1.355 per Unit    (722,854)      (14,029,265)            -         (14,752,119)
                                                   ------------      ------------     ---------        ------------

Balance, September 30, 2003                        $ (8,553,488)     $ 25,848,317     $ (31,542)       $ 17,263,287
                                                   ============      ============     =========        ============

Limited  Partnership  Units  outstanding - basic,
  as of September 30, 2003
                                                                        9,576,290
                                                                     ============













   The accompanying notes are an integral part of these financial statements.

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

               AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                                        For the nine months ended
                                                                                              September 30,
                                                                                          2003              2002
                                                                                        ----------        ----------

Cash flows from operating activities:
   Net earnings                                                                         $1,132,543        $1,633,862
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gain on mortgage dispositions                                                    (56,880)         (142,117)
      Changes in assets and liabilities:
         Increase (decrease) in accounts payable and accrued expenses                       18,228           (59,176)
         Decrease in receivables and other assets                                           82,943            47,341
                                                                                        ----------        ----------

            Net cash provided by operating activities                                    1,176,834         1,479,910
                                                                                        ----------        ----------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                   280,113           344,965
   Proceeds received from redemption of debenture                                                -           230,670
   Proceeds received from mortgage dispositions                                         11,556,016         5,279,845
                                                                                        ----------        ----------

            Net cash provided by investing activities                                   11,836,129         5,855,480
                                                                                        ----------        ----------

Cash flows used in financing activities
   Distributions paid to partners                                                       (6,797,051)       (7,300,539)
                                                                                        ----------        ----------


Net increase in cash and cash equivalents                                                6,215,912            34,851

Cash and cash equivalents, beginning of period                                           3,409,202           691,264
                                                                                        ----------        ----------

Cash and cash equivalents, end of period                                                $9,625,114        $  726,115
                                                                                        ==========        ==========



                   The accompanying notes are an integral part
                          of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.    ORGANIZATION


     American Insured Mortgage Investors L.P. - Series 86 (the "Partnership") was formed pursuant to a limited partnership agreement, as amended, ("Partnership Agreement") under the Uniform Limited Partnership Act of the state of Delaware on October 31, 1985. During the period from May 2, 1986 (the initial closing date of the Partnership's public offering) through June 6, 1987 (the termination date of the offering), the Partnership, pursuant to its public offering of 9,576,165 Depository Units of limited partnership interest ("Units"), raised a total of $191,523,300 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership in exchange for 125 units of limited partnership interest.


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

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 2003, the results of its operations for the three and nine months ended
September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002.

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


3. INVESTMENT IN INSURED MORTGAGES

      Listed below is the Partnership's aggregate investment in Insured Mortgages as of September 30, 2003 and December 31, 2002:

                                                            September 30, 2003          December 31, 2002
                                                            ------------------          -----------------
         Originated Mortgages:
           Number of Mortgages (6)                                           1                         1
           Amortized Cost                                   $        4,072,458          $      4,110,655
           Face Value                                                3,935,485                 3,970,042
           Fair Value                                                3,951,887                 3,973,235

         Acquired Mortgages:
           Number of:
             GNMA Mortgage-Backed Securities (1) through (5)                 2                         7
             FHA-Insured Certificates                                        1                         1
           Amortized Cost                                   $       13,022,029                24,763,081
           Face Value                                               12,926,944                24,642,829
           Fair Value                                               12,990,487                25,038,234


     (1) In April 2003, the mortgage on Mountain Village Apartments was prepaid. The Partnership received net proceeds of approximately $1.3 million and recognized a gain of approximately $7,000 during the nine months ended September 30, 2003. A distribution of approximately
          $0.125 per Unit related to the prepayment of this mortgage was declared in April 2003 and paid to Unitholder in August 2003.

     (2) In May 2003, the mortgage on Maple Manor Apartments was prepaid. The Partnership received net proceeds of approximately $1.2 million and recognized again of approximately $5,000 during the nine months ended September 30, 2003. A distribution of approximately $0.115 per Unit related to the prepayment of this mortgage was declared in June 2003 and paid to Unitholders in August 2003.

     (3) In June 2003, the mortgage on Regency Park Apartments was prepaid. The Partnership received net proceeds of approximately $1.3 million and recognized a gain of approximately $30,000 during the nine months ended

          September 30, 2003. A distribution of approximately $0.13 per Unit related to the prepayment of this mortgage was declared in July 2003 paid to Unitholders in November 2003.

     (4) In June 2003, the mortgage on Main Street Square was prepaid. The Partnership received net proceeds of approximately $1.3 million and recognized a gain of approximately $24,000 during the nine months ended September 30, 2003. A distribution of approximately $0.13 per Unit related to the prepayment of this mortgage was declared in July 2003 and paid to Unitholders in November 2003.

     (5) In September 2003, the mortgage on Cypress Cove was prepaid. The Partnership received net proceeds of approximately $6.5 million and recognized a loss of approximately $8,000 during the three and nine months ended September 30, 2003. A distribution of approximately $0.64 per Unit related to the prepayment of this mortgage was declared in September 2003 and paid to Unitholders in November 2003.

     (6) In late October 2003, the mortgage on Colony Square Apartments was prepaid.The Partnership received net proceeds of approximately $4.0 million and expects to recognize a loss of approximately $76,000 during the fourth quarter of 2003. The Partnership expects to announce a distribution related to the prepayment of this mortgage in November 2003 with payment expected in February 2004.

     As  of  November  1,  2003  all  of  the  Partnership's   Insured  Mortgage
investments are current with respect to the payment of principal and interest.


4. DISTRIBUTIONS TO UNITHOLDERS

      The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 2003 and 2002 are as follows:

                                      2003      2002
                                     ------    ------
Quarter ended March 31               $0.230(1)  $0.27(4)

Quarter ended June 30                 0.295(2)   0.39(5)

Quarter ended September 30            0.940(3)   0.06
                                     ------     -----
                                     $1.465     $0.72
                                     ======     =====

(1) This amount includes approximately $0.17 per Unit representing net proceeds from the prepayment of the mortgage on Sunflower Apartments.
(2) This amount includes approximately $0.24 per Unit representing net proceeds from the following: (a) approximately $0.125 per Unit related to the prepayment of Mountain Village Apartments and (b) approximately $0.115 per Unit related to the prepayment of the mortgage on Maple Manor Apartments.
(3) This amount includes approximately $0.90 per Unit representing net proceeds from the following: (a)approximately $0.13 per Unit related to the prepayment of the mortgage on Main Street Square (b) approximately $0.13 per Unit related to the prepayment of the mortgage on Regency Park Apartments and (c) approximately $0.64 per Unit related to the prepayment of the mortgage on Cypress Cove.
(4) This amount includes approximately $0.21 per Unit representing net proceeds from the following: (a) approximately $0.19 per Unit related to the prepayment of the mortgage on Southampton Apartments and (b) approximately $0.02 per Unit related to the redemption of the debenture issued by HUD in exchange for the Spring Lake Village claim.
(5) This amount includes approximately $0.33 per Unit representing net proceeds from the prepayment of the mortgage on Hickory Tree Apartments.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Partnership's Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees incurred in connection with those Insured Mortgages and
(4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Early prepayment of the Partnership's Insured Mortgages or other disposition by the General Partner in accordance with the terms of the Partnership Agreement are likely to result in reduced operating cash receipts to meet the Partnership's operating expenses, and may effect an early termination and dissolution of the Partnership before the stated termination date of December 31, 2020. Accordingly, Unitholders' yield to maturity on their respective investments in the Partnership may be adversely affected by such early termination of the Partnership. Upon the termination and liquidation of the Partnership, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement, as amended. A final distribution to Unitholders will be based on the Partnership's remaining net assets, and such distribution to Unitholders is likely to be substantially less than the amount referenced in limited partners' equity in the Partnership's financial statements.


5. TRANSACTIONS WITH RELATED PARTIES

     The General Partner, CMSLP and certain affiliated entities earned or received compensation or payments for services from the Partnership during the three and nine months ended September 30, 2003 and 2002, as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
               ---------------------------------------------------

                                                                             For the                For the
                                                                         three months ended     nine months ended
                                                                             September 30,          September 30,
Name of Recipient                  Capacity in Which Served/item          2003         2002       2003        2002
-----------------                  -----------------------------         --------    -------    --------    --------
CRIIMI, Inc.(1)                    General Partner/Distribution          $463,811    $29,605    $722,854    $355,259

AIM Acquisition Partners, L.P.(2)  Advisor/Asset Management Fee            44,256     64,290     159,688     205,132

CRIIMI MAE Management, Inc.(3)     Affiliate of General Partner/Expense
                                     Reimbursement                         18,000      7,207      43,592      32,745



(1) The General Partner, pursuant to amendments to the Partnership Agreement, is entitled to receive 4.9% of the Partnership's income, loss,capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.75% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP, pursuant to the Sub-Advisory Agreement, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $16,523 and $59,620 for the three and nine months ended September 30, 2003, respectively, and $24,000 and $76,576 for the three and nine months ended September 30, 2002, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE Inc.

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


Mortgage Investments
--------------------
     As of September 30, 2003, the Partnership had invested in 4 insured mortgages, with an aggregate amortized cost of approximately $17.1 million, an aggregate face value of approximately $16.9 million and an aggregate fair value of approximately $16.9 million, as discussed below.

     In late October 2003, the mortgage on Colony Square Apartments was prepaid. The Partnership received net proceeds of approximately $4.0 million and expects to recognize a loss of approximately $76,000 during the fourth quarter of 2003. The Partnership expects to announce a distribution related to the prepayment of this mortgage in November 2003 with payment expected in February 2004.

     As of November 1, 2003, all of the Partnership's Insured Mortgage investments are current with respect to the payment of principal and interest.

Results of Operations
----------------------

     Net earnings decreased by approximately $209,000 and $501,000 for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due to a decrease in mortgage investment income, as discussed below.

     Mortgage investment income decreased by approximately $207,000 and $453,000 for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due to a reduction in the mortgage base. The mortgage base decreased due to seven mortgage dispositions with an aggregate principal balance of approximately $14.2 million, representing an approximate 45% decrease in the aggregate principal balance of the total mortgage portfolio since September 2002.

     Interest and other income increased by approximately $1,600 and $2,900 for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fee to related parties decreased by approximately $20,000 and $45,000 for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due to a reduction in the mortgage base, as previously discussed.

     General and administrative expenses increased by approximately $15,000 and $12,000 for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding period in 2002, primarily due to an increase in legal and audit fees related to the Partnership's Corporate Governance.

     Net (loss) gain on mortgage dispositions decreased by approximately $8,500 and $85,000 for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002. During the three months ended September 30, 2003, the Partnership recognized a loss of approximately $8,500 from the prepayment of the mortgage on Cypress Cove. During the three months ended September 30, 2002, the Partnership recognized no gains or losses. During the nine months ended September 30, 2003, the Partnership recognized aggregate gains of approximately $65,000 from the prepayment of the mortgages on Mountain Village Apartments, Maple Manor Apartments, Regency Park Apartments and Main Street Square, which were partially offset by the previously discussed loss on Cypress Cove. During the nine months ended September 30, 2002, the Partnership recognized aggregate gains of approximately $116,000 from the prepayment of the mortgages on Southampton Apartments and Hickory Tree Apartments and an additional gain of approximately $26,000 from the disposition of The Villas, a delinquent mortgage coinsured by a third party.

Liquidity  and  Capital  Resources
----------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the nine months ended September 30, 2003 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Partnership's Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees incurred in connection with those Insured Mortgages and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Early prepayment of the Partnership's Insured Mortgages or other disposition by the General Partner in accordance with the terms of the Partnership Agreement are likely to result in reduced operating cash receipts to meet the Partnership's operating expenses, and may effect an early termination and dissolution of the Partnership before the stated termination date December 31, 2020. Accordingly, Unitholders' yield to maturity on their respective investments in the Partnership may be adversely affected by such early termination of the Partnership. Upon the termination and liquidation of the Partnership, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement, as amended. A final distribution to Unitholders will be based on the Partnership's remaining net assets, and such distribution to Unitholders is likely to be substantially less than the amount referenced in limited partners' equity in the Partnership's financial statements.

     Net cash provided by operating activities decreased by approximately $303,000 for the nine months ended September 30, 2003, as compared to the corresponding period in 2002, primarily resulting from a decrease in mortgage investment income, as previously discussed.

     Net cash provided by investing activities increased by approximately $6.0 million for the nine months ended September 30, 2003, as compared to the corresponding period in 2002, primarily due to an increase in proceeds received from mortgage dispositions.

     Net cash used in financing activities decreased by approximately $503,000 for the nine months ended September 30, 2003, as compared to the corresponding period in 2002, due to a decrease in the amount of distributions paid to partners in the first nine months of 2003 compared to the same period in 2002.

PART I.      FINANCIAL INFORMATION
ITEM 3.      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The General Partner has determined that there has not been a material change as of September 30, 2003, in market risk from December 31, 2002 as reported in the Partnership's Annual Report on Form 10-K as of December 31, 2002.


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

PART II.      OTHER INFORMATION
ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit No.                   Purpose
     -----------                 -----------
       31.1 Certification pursuant to the Exchange Act Rule 13a-14(a) from Barry S. Blattman, Chairman of the Board and Chief Executive Officer of the General Partner (Filed herewith).

       31.2 Certification pursuant to the Exchange Act Rule 13a-14(a) from Cynthia O. Azzara, Executive Vice President, Chief Financial Officer and Treasurer of the General Partner (Filed herewith).

       32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Barry S. Blattman, Chairman of the Board and Chief Executive Officer of the General Partner (Filed herewith).

       32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Cynthia O. Azzara, Executive Vice President, Chief Financial Officer and Treasurer of the General Partner (Filed herewith).


(b) Reports on Form 8-K

    Date
    -----

    July 23, 2003        To report a press release issued on
                         July 22, 2003 announcing the July 2003
                         distribution to the Partnership's
                         Unitholders.

    August 14, 2003      To report a press release issued on
                         August 13, 2003 announcing the
                         Partnership's second quarter financial
                         results.

    August 20, 2003      To report a press release issued on
                         August 20, 2003 announcing the August 2003 distribution to the Partnership's
                         Unitholders.

    September 24, 2003   To report a press release issued
                         on September 19, 2003 announcing the
                         September 2003 distribution to the
                         Partnership's Unitholders and to report a press release issued on September 22, 2003 announcing the ex-dividend date.

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

                                                AMERICAN INSURED MORTGAGE
                                                INVESTORS L.P. - SERIES 86
                                                (Registrant)

                                                By:  CRIIMI, Inc.
                                                General Partner


November 13, 2003                               /s/ Cynthia O. Azzara
-----------------                               ---------------------------
DATE                                            Cynthia O. Azzara
                                                Executive Vice President,
                                                Chief Financial Officer and
                                                Treasurer (Principal Accounting
                                                Officer)